Form 10QSB
period 1998-04-30
BIO LOK INTERNATIONAL INC
filed 1998-06-18
CIK 840573

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                         Commission File No. 33-245-66-A

                           BIO-LOK INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           DELAWARE                                65-0317138
(State or other jurisdiction of                  (IRS Employee
incorporation or organization)                 Identification No.)


         312 S. MILITARY TRAIL
        DEERFIELD BEACH, FLORIDA                     33442
 (Address of principal executive offices)          (Zip Code)


        Registrant's Telephone number, including area code (954) 698-9998

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             ----     ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock.


         CLASS OF COMMON STOCK       OUTSTANDING AT APRIL 30, 1998
         ---------------------       -----------------------------
           $.01 par value                 40,998,020 shares

                           BIO-LOK INTERNATIONAL INC.

                                      Index

                          Part I. Financial Information

                                                                                      Page #

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income
         Three and Six months ended April 30, 1998 and 1997                             3

         Condensed Consolidated Balance Sheets for
         April 30, 1998 and October 31, 1997                                            4

         Condensed Consolidated Statements of Cash Flows
         Six months ended April 30, 1998 and 1997                                       5

         Notes to Condensed Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial                              6

         Results of Operations                                                          6

         Financial Condition                                                            7




                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                           Condensed Operating Results
                                   (Unaudited)

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     APRIL 30,                             APRIL 30,
                                         -------------------------------      ------------------------------
                                             1998               1997              1998               1997
                                         ------------       ------------      ------------      ------------
                                           ('000's)           ('000's)          ('000's)           ('000's)
NET SALES                                $        407      $        395       $        772      $        699

Cost of Goods Sold                                127               127                234               210
                                         ------------       ------------      ------------      ------------

GROSS PROFIT                                      280               268                538               489

Selling                                            88                69                175               138
Admin. & General Exp                              151               162                304               290
                                         ------------       ------------      ------------      ------------
                                                  239                231               479               428
                                         ------------       ------------      ------------      ------------


INCOME FROM OPERATIONS                             41                37                 59                61

Other (Income) & Expense                           29              (651)                49              (629)
                                         ------------       ------------      ------------      ------------


Income before Taxes                                12               688                 10               690

Income Taxes                                        0                 0                  0                 0
                                         ------------       ------------      ------------      ------------

NET INCOME (loss)                        $         12       $       688       $         10      $        690
                                         ============       ============      ============      ============

Net Income Available to

     Common Share Owners                 $         12       $        688      $         10      $        690
                                         ============       ============      ============      ============
Net Income per Common Share              $         --       $        .05      $         --      $        .05
                                         ============       ============      ============      ============
Dividends per Common Share               $        -0-       $        -0-      $        -0-      $        -0-
                                         ============       ============      ============      ============
Average Common Shares
     Outstanding                           40,998,020        14,539,965         37,870,445        14,288,913




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                  APRIL 30,    OCTOBER 31,
                                                    1998           1997
                                                   -------       -------
                                                  ('000's)       ('000's)
ASSETS
Current Assets
     Cash                                          $     1       $     4
     Accounts Receivable (Net)                         609           490
     Inventory                                       1,180         1,163
     Other Current Assets                                0            20
                                                   -------       -------
Total Current Assets                                 1,790         1,677
                                                   -------       -------

Net Machinery & Equipment                              284           321
Investment                                              51           -0-
Other Assets                                            40            15
                                                   -------       -------
Total Other Assets                                     375           336
                                                   -------       -------


TOTAL ASSETS                                       $ 2,165       $ 2,013
                                                   =======       =======
LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan Payable                        $   369       $   247
     Accounts Payable                                  133           141
     Other Payables                                     67             0
     Accrued Expenses                                   57            15
     Current Portion of LTD                            170           171
                                                   -------       -------
Total Current Liabilities                              796           574
                                                   -------       -------
A/P Plan Pymts                                         436           567
Other Long Term Debt                                   128            76
                                                   -------       -------
Long Term Debt                                         564           643
                                                   -------       -------
Total Liabilities                                    1,360         1,217
                                                   -------       -------
Equity
Common Stock - authorized
     50,000 par value $.01;
     outstanding 40,998,020 and
     34,742,870 shares respectively;                   410           347
Paid-in Capital                                      1,649         1,649
Retained Earnings                                   (1,264)       (1,202)
Retained Earnings - CY                                  10             0
                                                   -------       -------
Total Equity                                           805           796
                                                   -------       -------
TOTAL LIABILITIES & EQUITY                         $ 2,165       $ 2,013
                                                   =======       =======



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                        Condensed Statement of Cash Flow
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    April 30,
                                                             ---------------------
                                                               1998          1997
                                                             -------       -------
                                                             (000's)       (000's)
       OPERATING ACTIVITIES:

         Net Income                                          $    10       $   690

         Depreciation                                             42            49
         Change in Operating Assets & Liabilities                (41)       (1,314)
                                                             -------       -------
         Net Cash Provided by Operating                           11          (575)
                                                             -------       -------

       FROM INVESTING ACTIVITIES:
         Property, Plant & Equipment                              (6)          133
         Decrease in Long Term Debt                              (79)          189
         Invest. in Subsidiaries                                 (51)            0
         Proceeds from Issue of Common Stock                     (62)            0
                                                             -------       -------
         Net Cash Used for Investing Activities                 (198)          322
                                                             -------       -------

       FROM FINANCING ACTIVITIES:
         Revolving Loan                                          122           100
         Issuance of Debt to Shareholder                          -0-          146
         Common Stock Issued                                      62            12
                                                             -------       -------
         Net Cash Used for Financing Activities                  184           258
                                                             -------       -------
       NET INCREASE (DECREASE) IN CASH                       $    (3)      $     5
             Cash - Beginning of Period                            4             1
                                                             -------       -------
             Cash - End of Period                            $     1       $     6
                                                             =======       =======

             Interest Paid                                   $    48       $    10

             Income Taxes Paid                               $   -0-       $    -0-





            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The financial statement for 1998 consists of all the accounts of Bio-Lok International Inc. ("BLII").

NOTE B - NATURE OF BUSINESS

BLII is a manufacturer and distributor both domestic and internationally of precision dental implants, related prosthetics, associated tools, devices and irrigated drills to the dental market.

Revenues are attributable to the manufacturing operation, distribution agreements negotiated, marketing efforts of the Company, and are recorded when the goods are shipped.

NOTE C - INVENTORIES

Inventories are stated at average cost. Inventories at April 30, 1998 and October 31, 1997 consisted of the following:

                                            APRIL 30, 1998  OCTOBER 31, 1997
                                              ----------      ----------
          Raw Materials & Supplies            $   10,543      $   31,748
          Consumable Tools                        35,000          35,000
          Work in Process                        408,521         445,340
          Finished Goods                         725,647         650,957
                                              ----------      ----------
                                              $1,179,711      $1,163,045
                                              ==========      ==========

Inventory reflects a net increase for the period of $17k. The increase is attributed to the build up of the new Micro-Lok Cylinder Implant and the Micro-Lok Silhouette Screw Implant of the product line.

NOTE D - CHANGE IN BUSINESS ACTIVITY

Effective February 12, 1997, the Plan of Reorganization filed by the Company was approved by the Court. The plan was fully adopted as of March 14, 1997 with all initial payments to debtors have been issued and disbursed.

The Chapter XI was finalized and closed effective February , 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

VOLUME

Net sales/revenue for the quarter increased by $42K or 11.5% from prior quarter and $73k or 10.4% for the comparable period prior year. The increase is attributable to continued expansion of the international markets.

COST OF GOODS SOLD AND GROSS PROFIT

Cost of goods sold for the quarter reflected no change from the same prior years quarter, but increased this quarter by $20 or 18.7% from the prior quarter. Year-to-date results increased by $24k or 11.4% over prior period. The increase relates directly to the increase in sales then as a percent of sales the cost of goods sold has remained at approximately 30%.

Gross Profit for the quarter improved by $12k or 4% over the same quarter prior year and $22k or 8.5% from prior quarter results.

SELLING, ADMINISTRATIVE & GENERAL EXPENSES

Selling expenses for the period reflected no change from prior quarter but reflect an increased of $19k or 27.5% over prior years quarter and $37k or 26.8% over prior years YTD results. The increase over prior year results is due to hiring of a sales person for the Chicago area and a domestic sales manager.

Administrative and general expenses for the period similarly resulted in no change over the prior quarter.

Results for the period to the same period prior year reflected a decrease of $11k or 6.8% and for six months year -to-date results where $14k or 4.8% lower. The reduced results are attributable to select lower costs incurred in 1998 for consulting and professional services.

RESULTS FROM OPERATIONS

Results from operation for the quarter increased to $41k, an increase of $19k from prior quarter and was 11.7% greater than for the same period prior year.

OTHER (INCOME) & EXPENSES

Current period results reflect the costs incurred by the company for the issue of common stock totaling $63k for the period. The stock was issued as requested by the Board of Directors for services rendered by individuals to the company. The balance of the increased costs incurred is attributable to interest expense incurred for the increase in the revolving loan outstanding and the interest recorded on the Plan payments resulting from the reorganization recorded in early 1997.

NET INCOME

Net income for the quarter after adjusting for the common stock issue totaled $12k for the quarter and $10k on a year-to-date basis. Adjusting prior year results for the extra-ordinary gains realized from the adoption of the Plan of Reorganization results would have been a break-even. Therefore, the results both current quarter and year to date would reflect a slight increase in results.


                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow provided from operations decreased by $3k for the period.

FINANCING

No new financing arrangements have been entered into during the past quarter. The company did borrow an added $81K under its Revolving Loan Agreement. The funds were utilized for general working capital and for completing is ISO 9001 and CE Mark registration in the EEC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-LOK INTERNATIONAL INC.
                                        (Registrant)



Date : June 11, 1998                    By:    /s/  Ingo K. Kozak
                                           -------------------------------
                                           Ingo K. Kozak
                                           Chief Financial Officer and
                                           on behalf of the Registrant