Form 10QSB
period 1998-07-31
BIO LOK INTERNATIONAL INC
filed 1998-09-28
CIK 840573

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________


                         Commission File No. 33-245-66-A

                           BIO-LOK INTERNATIONAL INC.
                           --------------------------
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

                                Yes   X    No
                                     ----     ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock.


                    Class of Common Stock       Outstanding at July 31, 1998
                    ---------------------       ----------------------------
                       $.01 par value                 4,099,802 shares

                           BIO-LOK INTERNATIONAL INC.



                                      Index


                          Part I. Financial Information


                                                                                                 Page #

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income
         Three and Nine months ended July 31, 1998 and 1997                                         3

         Condensed Consolidated Balance Sheets for
         July 31, 1998 and October 31, 1997                                                         4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended July 31, 1998 and 1997                                                   5

         Notes to Condensed Consolidated Financial Statements                                       6


Item 2.  Management's Discussion and Analysis of Financial                                          6

         Results of Operations                                                                      6

         Financial Condition                                                                        7

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                     Condensed Operating Results (Unaudited)

                                           Three Months Ended                 Nine Months Ended
         ($ in `000)                            July 31,                            July 31,
                                     -----------------------------       -----------------------------
                                         1998             1997               1998             1997
                                     -----------       -----------       -----------       -----------
NET SALES                            $       342       $       403       $     1,114       $     1,102
Cost of Goods Sold                           117               147               351               357
                                     -----------       -----------       -----------       -----------

GROSS PROFIT                                 225               256               763               745

Selling                                       62                84               238               222
Admin. & General Exp                         144               171               446               461
                                     -----------       -----------       -----------       -----------
                                             206               255               684               685
                                     -----------       -----------       -----------       -----------
INCOME FROM OPERATIONS                        19                 1                79                62

Other (Income) & Expense                      22              (102)               71              (731)
                                     -----------       -----------       -----------       -----------
Income before Taxes                           (3)              103                 8               793
Income Taxes                                   0                 0                 1                 0
                                     -----------       -----------       -----------       -----------

NET INCOME (loss)                    $        (3)      $       103       $         7       $       793
                                     ===========       ===========       ===========       ===========

Net Income Available to
    Common Share Owners              $        (3)      $       103       $         7       $       793
                                     ===========       ===========       ===========       ===========
Net Income per Common Share          $                 $                 $                 $
                                     ===========       ===========       ===========       ===========
Dividends per Common Share           $       -0-       $       -0-       $       -0-       $       -0-
                                     ===========       ===========       ===========       ===========

Average Common Shares
    Outstanding (re-cast
    for 10 to 1 reverse split)         4,099,802        1,695,102         3,849,596         1,526,997

           See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Balance Sheets (Unaudited)

                                         July 31,    October 31,
                                           1998          1997
                                         --------    -----------
ASSETS                                   ('000's)      ('000's)
Current Assets
     Cash                                $     9       $     4
     Accounts Receivable (Net)               511           490
     Inventory                             1,145         1,163
     Other Current Assets                      0            20
                                         -------       -------
Total Current Assets                       1,665         1,677
                                         -------       -------
Net Machinery & Equipment                    266           321
Investment                                    74           -0-
Other Assets                                  57            15
                                         -------       -------
Total Other Assets                           397           336
                                         -------       -------
TOTAL ASSETS                             $ 2,062       $ 2,013
                                         =======       =======
LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan Payable              $   365       $   247
     Accounts Payable                         88           141
     Other Payables                           71             0
     Accrued Expenses                          2            15
     Current Portion of LTD                  170           171
                                         -------       -------
Total Current Liabilities                    696           574
                                         -------       -------

A/P Plan Pymts                               436           567
Other Long Term Debt                         127            76
                                         -------       -------
Long Term Debt                               563           643
                                         -------       -------

Total Liabilities                          1,259         1,217
                                         -------       -------

Equity
Common Stock - authorized
     7,000,000 par value $.01;
     outstanding 4,099,802 and
     3,474,287 shares respectively;           41            35
Paid-in Capital                            1,962         1,962
Retained Earnings                         (1,207)       (1,201)
Retained Earnings - CY                         7             0
                                         -------       -------
Total Equity                                 803           796
                                         -------       -------

TOTAL LIABILITIES & EQUITY               $ 2,062       $ 2,013
                                         =======       =======



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                  Condensed Statement of Cash Flow (Unaudited)

                                                     Nine Months Ended
                                                         July 31,
                                                  ---------------------
                                                    1998         1997
                                                  --------      -------
                                                   (000's)      (000's)
OPERATING ACTIVITIES:
  Net Income                                      $     7       $   793
  Depreciation                                         62            78
  Change in Operating Assets & Liabilities            (25)       (1,519)
                                                  -------       -------
  Net Cash Provided by Operating                       44          (658)
                                                  -------       -------
FROM INVESTING ACTIVITIES:
  Property, Plant & Equipment                          (6)          136
  Decrease in Long Term Debt                          (79)          189
  Invest. in Subsidiaries                             (73)            0
  Proceeds from Issue of Common Stock                 (62)            0
                                                  -------       -------
  Net Cash Used for Investing Activities             (220)          325
                                                  -------       -------
FROM FINANCING ACTIVITIES:
  Revolving Loan                                      119           136
  Issuance of Debt to Shareholder                     -0-           175
  Common Stock Issued                                  62            12
                                                  -------       -------
  Net Cash Used for Financing Activities              181           323
                                                  -------       -------
NET INCREASE (DECREASE) IN CASH                   $     5       $     0

      Cash - Beginning of Period                        4             1
                                                  -------       -------
      Cash - End of Period                        $     9       $     1
                                                  =======       =======

      Interest Paid                               $    71       $    31
      Income Taxes Paid                           $   -0-       $   -0-


            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
The financial statement for 1998 consists of all the accounts of Bio-Lok International Inc. ("BLII"). Information provided for common stock shares outstanding have been recast to reflect the 10 to 1 reverse split effected 7/20/98 as approved by the Board of Directors and Shareholders vote as a part of the 1998 Annual Stockholders Meeting held on April 22, 1998.

NOTE B - NATURE OF BUSINESS
BLII is a manufacturer and distributor both domestic and internationally of precision dental implants, related prosthetics, associated tools, devices, irrigated drills, and purchased equipment for resale to the dental market. Revenues are attributable to the manufacturing operation, distribution agreements negotiated, marketing efforts of the Company, and are recorded when the goods are shipped.

NOTE C - INVENTORIES
Inventories are stated at average cost. Inventories at July 31, 1998 and October 31, 1997 consisted of the following:

                                            July 31, 1998              October 31, 1997
                                            -------------              ----------------
         Raw Materials & Supplies           $      10,543              $         31,748
         Consumable Tools                          35,000                        35,000
         Work in Process                          355,147                       445,340
         Finished Goods                           744,418                       650,957
                                            -------------              ----------------
                                            $   1,145,108              $      1,163,045
                                            =============              ================

Inventory reflects a net decrease for the period of $18k. The decrease is attributed to the change of surgical motors marketed - return of old motors carried as inventory and restocking of new motors which has not yet been affected.

NOTE D - CHANGE IN BUSINESS ACTIVITY
Effective February 12, 1997, the Plan of Reorganization filed by the Company was approved by the Court. The plan was fully adopted as of March 14, 1997 with all initial payments to debtors have been issued and disbursed.

The Chapter XI was finalized and closed effective January 23, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
VOLUME
Net sales/revenue for the quarter decreased by $61K or 15% from the comparable period prior year and $65K or 16% from prior quarter. Year-to-date net sales continued to show an increase from the comparable period prior year and totaled $12K or reflected a 1% increase. The decrease for the quarter is attributable to changes in the international markets, the existing Russian and Argentinean Distributor have been terminated due to lack of performance. A new Distributor has been brought on board in Argentina but sales will not materialize until the fourth quarter. Additionally, the financial problems in the Far East markets have affected sales with our S. Korean and Taiwan Distributor.

COST OF GOODS SOLD
Cost of goods sold for the quarter reflected a reduction from the same period prior quarter of $10K or 8% and decreased $30K or 20% for the quarter from prior years quarter. Year-to-date results continued to reflect an improvement of $6k or 2% over the prior years period. The reduction of cost of goods sold is attributable to the decrease in sales and the change in surgical motor vendor - product returned and new vendor purchases will not be recorded until the 4th quarter.

GROSS PROFIT
Gross Profit for the quarter decreased by $31k or 12% over the same quarter prior year, and decreased $55k or 20% from prior quarter results. Year-to-date the Company still reflected an improvement of $18K or 2% over prior years results.

SELLING, ADMINISTRATIVE & GENERAL EXPENSES
Selling expenses for the period reflected a reduction of $26K or 30% from prior quarter and reflect a decrease of $22k or 26% over prior years quarter results. The decrease over prior year results reflect the elimination of two (2) sales personnel and the temporary reduction by one (1) employee for plant operations.

Administrative and general expenses for the period similarly resulted in a decrease over the prior quarter of $7K or 5%. Results for the period to the same period prior year totaled a decrease of $22k or 16%. For the nine months year-to-date results where $15k or 3% lower. The lower expenses incurred are attributable to select lower costs incurred in 1998 for continued consulting and professional services, and lower travel expenses.

RESULTS FROM OPERATIONS
Results from operation for the quarter decreased to $19k from prior quarter or 54%, but reflect a higher result over the comparable prior years quarter of $18K. Year-to-date results where up by $17K or 27%. The results are attributable to expense controls effected due to lower sales results.

OTHER (INCOME) & EXPENSES
The costs incurred continue to be attributable to interest expense incurred for the increase in the revolving loan outstanding and the interest recorded as a part of the Plan payments resulting from the reorganization recorded in early 1997.

NET INCOME
Net income for the quarter totaled a loss of $3k and a $7k profit year-to-date. Due to the continued impact of the reorganization the Results from Operations reflects a more realistic result for the Company.


                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS
Cash flow provided from operations increased by $12k for the period.

FINANCING
No new financing arrangements have been entered into during the past quarter. The company has not materially changed its borrowing on its Revolving Loan Agreement.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIO-LOK INTERNATIONAL INC.
                                 (Registrant)

Date: September 14, 1998     By: /s/ Ingo K. Kozak
                                 -------------------------------
                                 Ingo K. Kozak
                                 Chief Financial Officer and
                                 on behalf of the Registrant