Form 10KSB40
period 1999-10-31
BIO LOK INTERNATIONAL INC
filed 2000-02-08
CIK 840573

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     ------

                  REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal Year ending OCTOBER 31, 1999

                                       OR

              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

              For the Transition period from ________ to _________

                        Commission File Number 33-24566-A

                            -------------------------

                           BIO-LOK INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                63-0317138
    -------------------------------                 -------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

              312 S. Military Trail, Deerfield Beach, Florida 33442
               (Address of principal executive offices)    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 698-9998

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Title of Each Class                         On Which Registered
    ----------------------------                  -----------------------
    Common Stock, $.01 par value                  Traded on the Over-the-
                                                      Counter market


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 YES [X] NO [ ].

                                    Continued



Aggregate market value (book value utilized) of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock per the Over-the-Counter supplemental Pink Sheets on October 31, 1999 (par value is $0.01 per share) was $177,110.

As of October 31, 1999, the Registrant had 5,642,275 Common Stock shares outstanding, at a $.01 par value per share.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Minutes of Shareholders Meeting of Annual Meeting dated April 28, 1999, are incorporated by reference into Part I of this Report.

Portions of the Annual Report for fiscal year ended October 31, 1999, are incorporated by reference into Part II, III, and IV of this Report.

                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Bio-Lok International Inc. was organized on October 6, 1987 under the name of Colfax, Inc., a Delaware corporation. The corporation was established for the purpose of acquiring companies with long-term growth potential. In 1988 Colfax Inc. via a reverse merger was acquired by Minimatic, Inc., a Florida corporation. Minimatic, Inc. began doing business in February 1987, was incorporated June 9, 1987, was established to manufacture dental implant parts and other products as a subcontractor, and began the development of its own proprietary dental implant line in 1989. Colfax, Inc. changed its name in 1988 to Minimatic Implant Technology, Inc.; in 1995, to American BioDental Corporation; and, finally in August 1996 to Bio-Lok International Inc. Additionally, Minimatic, Inc.'s name in 1995 was changed to Minimatic Implant Technology, Inc. and merged into Bio-Lok International Inc. on March 1, 1997.

From 1987 to 1991 the Company via its subsidiary developed its dental implant product line while still acting as a subcontractor for numerous entities manufacturing dental implants and blade implant products, industrial parts, etc.. Since 1991 the dominant portion of Bio-Lok's business was directed towards its own proprietary product line and specifically the development, improvement, marketing and distribution of a dental implant system with all related and associated parts.

On April 2, 1996, the Board of Directors voted and directed its officers to place the company under the protection of a Chapter XI Bankruptcy - Reorganization. Prior to this date Bio-Lok (parent company) had directed and placed its wholly owned subsidiary Minimatic Implant Technology, Inc. effective January 10, 1996 under the protection of a Chapter XI Bankruptcy. A Plan of Reorganization was approved by the Court on February 12, 1997, and was closed and discharged on January 23, 1998.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

No segmentation of business activity is completed on a financial reporting basis. The company markets one product line the "Micro-Lok Precision Dental Implant System" both domestically and internationally.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Bio-Lok is a manufacturer and distributor of precision dental implants, related prosthetics and devices, associated tools, and irrigation drills for the dental market and the product line is marketed as the "Micro-Lok Precision Dental Implant System." Bio-Lok via predecessor entities and management has been involved in the design, development and manufacture of dental products for over 21 years. The Company manufactures its own product line and has received 510(k) registrations from the FDA for required products.

The Company has completed and obtained its ISO 9001 / EN 46001 and Annex II (CE mark) certification on June 10, 1998. The Company has been re-certified in 1999
- an annual process. ISO certification permits the Company to import and market its product within the EEC.

                           BIO-LOK INTERNATIONAL INC.

PRINCIPAL PRODUCTS, MARKETS AND DISTRIBUTION
Bio-Lok's principal product consists of a line of dental implants, their prosthetic components, tools, devices and irrigated spade drills. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchor (root form) shaped like screws or cylinders which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (Hydroxylapatite, Titanium Plasma Sprayed, or are treated via a remedial blasted material - RBM, etc.) which are bonded to the implant to enhance the bonding and bone growth process -improve osseointegration.

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, etc.. Implants can have a high success rate if placed properly and expertly, and with proper oral care and regular dental visits have lasted as long as 20 years and may last a lifetime.

The dental products Bio-Lok manufactures and markets are as follows:


         -  3.45mm Platform       - Micro-Lok Screw Implant 3.45mm body to head;
                                  - Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;
                                  - Silhouette Screw Implant with a tapered body from 4.0mm to 2.8mm;

         -  4.00 mm Platform      - Micro-Lok Screw Implant 3.75mm body to 4.00mm head;
                                  - Micro-Lok Screw Implant 4.00mm body to 4.00mm head;
                                  - Micro-Lok Cylinder Implant 3.3mm body to 4.00mm head;
                                  - Micro-Lok Cylinder Implant 4.0mm body to 4.00mm head;
                                  - Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm

         -  5.00 mm Platform      - Micro-Lok Screw Implant 4.75mm body to 5.0mm head then cuff back to 4.0mm;
                                  - Micro-Lok Screw Implant 4.75mm body to 5.0mm head;
                                  - Micro-Lok Cylinder Implant 5.0mm body to 5.0mm head;
                                  - Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm

         -  6.50 mm Platform      - Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm

         -  an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis;

         -  all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;

         -  a large selection of four (4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counterbores;

         -  and, a select number of products utilized in implantology and purchased for re-sale.

RAW MATERIALS
The material used in manufacturing the dental products is titanium alloy (ASTMB348 Grade 5 [Ti 6AL4V]), gold alloy and stainless steel. Titanium is inert to body tissue and bone, and is an alloy which has the unique ability to form a permanent biological bond with living tissue after being placed. Research in the use of ceramic and other materials are underway, particularly for ceramic for use as an abutment. Select ceramic abutments are already being marketed but as of today have not yet received brought acceptance.

FACILITIES
Bio-Lok is located in Deerfield Beach, Florida and operates out of a 7,690 sq. ft. leased plant and office facility.

COMPETITION
The corporation's competition consists of a number of entities - approximately 10 major and numerous minor competitors. The major competitors are Nobel Biocare / Steri-Oss, Paragon Implant Co., Sulza-Calcitek, Implant Innovations Inc. (3I), Lifecore Biomedical, and etc. To compete and overcome the competitor(s) advantages in the marketplace Bio-Lok offers to the market a product line designed and manufactured in-house; a product line which represents "State of the Art" based on today's technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and etc. which provide strength and fit to the product line. Due to these factors Bio-Lok anticipates to be able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.


                   OTHER INFORMATION RELATING TO THE BUSINESS

TRADEMARKS AND PATENTS.
The Company has filed trademarks on the company name and logo, and its dental implant product line name and logo.

The Company owns a number of patents. These patents were obtained or have been transferred and assigned to the Company. The Company has been granted a total of eight (8) patents, has four (4) patent pending and three (3) filings pending.

RESEARCH AND DEVELOPMENT.
Product research is being completed continually on the existing product line, new ideas and concepts relating to dental implantology and the development of new implant, prosthetic and tooling designs. New products will be and are being brought to market as clinical evaluations, studies and testing are completed. In early 1998 the Micro-Lok Cylinder (knurled body type) implant was introduced to the market; in late 1998 the "Silhouette" screw implant with associated spade drills was brought to market in a 5.0mm platform design; and, in 1999 a 4.00mm and 6.50mm platform "Silhouette" screw implant was introduced along with a new style abutment - the "Custom Abutment".

ENVIRONMENTAL LAWS.
Environmental laws do not impact the company except for waste products/materials created and/or generated by manufacturing processes. These waste products are being recycled according to and in compliance with federal, state, and local environmental protection laws. Compliance by the Registrant with federal, state and local environmental protection laws has not in the past and is not expected in the future to have an effect on capital expenditures, liquidity, earnings or its competitive position.

EMPLOYEES.
At fiscal year ended October 31, 1999 the Registrant employed 12 individuals. None of the employees are affiliated with unions and the Registrant considers its relations with its employees to be good.

PROPERTIES.
Registrant owns no properties. The principal executive offices and manufacturing facility of the Registrant are located in Florida and are leased. The facilities are considered to be in good condition, fully utilized, and capacity is adequate for the needs of the business.

MISCELLANEOUS.
At the Annual Stockholders Meeting held on April 22, 1998, the Board of Directors proposed, authorized and had approved by a majority of stockholders the reverse split of the common stock share outstanding on a 10 to 1 basis and re-setting the authorized shares at 30,000,000 with a $0.01 par value per share. To date, the Board has registered only 7,000,000 of the authorized shares.

EXECUTIVE OFFICERS OF THE REGISTRANT.
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment's during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant scheduled for March 22, 2000.


Positions and Offices Held and Principal                        Occupations or Employment During
            Name and Age                                                 Past Five Years
----------------------------------------             -------------------------------------------------------------
Peter Baronoff (41)                                  Director and past Chairman; Chairman and CEO of Sun Capital,
                                                     Inc.; past Chairman of Omni International, Inc.

Carl Sadowsky (53)                                   Director and Vice-Chairman; Doctor of Medicine.

Howard Koslow (54)                                   Director; past and present position is President, COO & CFO of Sun Capital, Inc.


At the Annual Stockholders Meeting held 4/28/99 the following Directors were re-elected to the Board of Directors of the company:

Bruce L. Hollander  (61)                             Chief Executive Officer, and President effective 12/13/95;
                                                     positions held outside of the company - President & CEO
                                                     Lion Wines & Spirits, Inc.,1992 - 1995. (elected for 2 yrs.)

Ingo K. Kozak (58)                                   Director, CFO, Secretary and Vice President - Finance effective
                                                     8/95;  previously Director and Vice President - Finance effective
                                                     2/94 to 7/95. (elected for 2 yrs.)

Neil Smith (58)                                      Director; Past Co-Chairman and CFO of Express Shade,
                                                     Inc. of Greensboro, NC;  past President and CEO of Florida
                                                     Orthopedics, Inc. of Miami Lakes, FL. (elected for 2 yrs.)

Harold H. Weisman, Esq. (64)                         Director;  Attorney at Law - specializing in contract law;
                                                     former Assistant US Attorney for Mass.; former Staff Attorney for New England Power Systems. (elected for 1 yr.)


Newly elected to the Board at the Annual Stockholders Meeting held 4/28/99 was:

Harold Alexander (60)                                Director; present position is President of Orthogen Corporation.
                                                     (elected for 2 yrs.)

ITEM 2.   PROPERTIES

For information concerning material properties of the Registrant and its subsidiaries, see the information under the sub-caption "Properties" under the caption "Other Information Relating to the Business" in Section (c) of Item I above.

ITEM 3. LEGAL PROCEEDINGS

(1) On February 12, 1997, the Plan of Reorganization for the Company was approved by its creditors and accepted by the Court. Under the settlement all law suits and counter law suits where closed and included in the final Plan of Reorganization structure. On January 23, 1998 the filing was closed.

(2) No other legal proceedings exist.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 1999 was the election of Directors and the appointment of an independent Auditor. Details of the Annual Meeting held are contained in the minutes of the Annual meeting held on April 28, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registered Common Stock is traded on the Over-the-Counter market and is listed when from time to time in the Supplemental Pink Sheets as trades are reported.

ITEM 6. SELECTED FINANCIAL DATA

The information is provided under the section titled "Annual Report" for the year ended October 31, 1999 and is incorporated by reference into this Report and attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion, analysis of financial condition and results of operation are included and detailed in the Annual Report for fiscal year ending October 31, 1999, attached hereto and as detailed in the section titled "Management's Discussion and Analysis."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Annual Report to Shareholders for the year ended October 31, 1999, is incorporated by reference into this Report:

         Independent Auditors' Report for year ended October 31, 1999

         Balance Sheet for year ended October 31, 1999

         Statement of Operations for years ended October 31, 1999 and 1998

         Statement of Changes in Stockholders' Equity for years ended October 31, 1999 and 1998

         Statements of  Cash Flows for years ended October 31, 1999 and 1998

         Notes to the Financial Statements

(b) No supplementary data is being reported.


                           BIO-LOK INTERNATIONAL INC.
                            (in thousands of dollars)


                                                                        October 31,
                                                                           1999
                                                                        -----------
      BALANCE SHEET:
                  Current assets.....................................      $1,381
                  Non-current assets.................................         489
                  Total Assets.......................................       1,870
                  Current liabilities................................         786
                  Non-current liabilities............................         330
                  Stockholders' Equity...............................         755



                                                                                 Year Ended
                                                                           --------------------------
                                                                           Oct. 31,          Oct. 31,
                                                                             1999              1998
                                                                           --------          --------
         INCOME STATEMENT:
                  Net Sales..........................................      $1,512             $1,436
                  Gross Profit.......................................       1,057                968
                  Sales Expense......................................         193                305
                  General & Admin. Exp...............................         689                912
                  Income from Operations.............................         175               (249)
                  Other Inc./Exp.....................................         (95)              (105)
                  Net income.........................................          80               (354)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             -  NONE -

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on page 1 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders held on April 9, 1997, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to director and executive officers' compensation, is incorporated by reference, and is set forth under the caption "Compensation of Directors" and "Summary Compensation Table" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders held on April 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to executive officers' compensation, is incorporated by reference, and is set forth under the caption "Secured Ownership of Certain Management" and reflected on page 3 of the Proxy Statement relating to the Annual Meeting of Shareholders held on April 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               CONSULTING SERVICES

Bio-Lok has and continually is negotiating with a number of clinicians to provide continued consulting, collaboration, clinical services and advise to the Company.

                                    CONTRACTS

The Company continually enters into distribution agreements with select domestic and international entities for the sale of its product line.

The Company has employment agreements outstanding since 1997 with its President, Vice President and a Marketing Executive. These contracts are automatically renewed annually on October 31 for five, four and two years respectively.

No other contracts exist at present.

                       RE-ORGANIZATION AND RE-STRUCTURING

On January 10, 1996 the Board of Directors voted and placed its wholly owned subsidiary (then known as Minimatic, Inc., today merged into its parent) under protection of Chapter XI Bankruptcy Re-organization to protect the Company from creditors and attempt to settle lawsuits outstanding.

On April 2, 1996 the Board of Directs voted and placed American BioDental Corporation (today known as Bio-Lok International Inc.) also under the protection of a Chapter XI Bankruptcy Re-organization. The filing was completed to protect the entity from its creditors and the lawsuits outstanding.

On February 12, 1997, the Plan of Reorganization for both companies was approved by creditors and accepted by the Court. The Files were subsequently closed on January 23, 1998.

On March 1, 1997, the two companies (Bio-Lok International Inc. and Minimatic Implant Technology, Inc.) were merged and the surviving entity was Bio-Lok International Inc.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

Bio-Lok International Inc.'s. Annual Report to Shareholders' for year ended October 31, 1999, along with the Certified Independent Auditors' Report, are incorporated by reference into this Report by Item 8 hereof.

         Independent Auditors' Report for year ended October 31, 1999

         Balance Sheet for year ended October 31, 1999

         Statement of Operations for years ended October 31, 1999 and 1998

         Statement of Changes in Stockholders' Equity for years ended October 31, 1999 and 1998

         Statements of Cash Flows for years ended October 31, 1999 and 1998

         Notes to the Financial Statements

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of Bio-Lok International Inc. are included in this Report numbered in accordance with Regulation S-X:

         Schedule V    - Property, Plant and Equipment for three years ended
                         October 31, 1999, page 11 of this Report.

         Schedule VI   - Accumulated Depreciation of Property, Plant and
                         Equipment for three years ended October 31, 1999, page 12 of this Report.

         Schedule VII  - Guarantees of Securities of Other Issuers as of October
                         31, 1999, page 12 of this Report.

         Schedule VIII - Valuation and Qualifying Accounts for three years ended October 31, 1999, page 12 of this Report.

(a)(3) LIST OF EXHIBITS: (NUMBERED IN ACCORDANCE WITH ITEM 601 OF
       REGULATION S-K)

Exhibit
Numbers                         Description
-------           -------------------------------------------------------------

                  -- NONE --

                       COMPENSATORY PLANS OR ARRANGEMENTS

   13 Annual Report to Shareholders which includes the Independent Auditor's Report for the Registrant for the year ended October 31, 1999. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

   27             Financial Data Schedule (for SEC use only).
--------
* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiary.

(b) REPORTS ON FORM 8-K

March 29, 1999          Item 4.    Change in Registrant's Certifying Accountant.

                        Item 7.    Financial Statements and Exhibits

                                   10-K SB for October 31, 1998 Annual Report as of October 31, 1998 10-Q SB for the Quarter ended January 31, 1999

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                            FOR THE THREE YEARS ENDED
                                 (in thousands)


           Col. A                          Col. B         Col. C            Col. D           Col. E             Col. F
      --------------                     ----------      ---------       -----------     ---------------      ----------
                                                                                             Other
                                         Balance at                                         Changes-           Balance
                                          Beginning      Additions       Retirements       Add (Deduct)        at End
      Classification                     of Period        at Cost          or Sale         Describe(1)        of Period
      --------------                     ----------      ---------       -----------     ---------------      ----------
Year ended Oct. 31, 1999
  Equip. Cap. Leases ................     $    -0-      $    -0-          $                  $                $    -0-
  Tooling Equipment .................       72,153           949                                                73,102
  Office Equipment ..................       42,836           306                                                43,142
  Machinery & Equip .................      670,669         1,297            29,514                             642,452
  Vehicle ...........................       15,408           -0-                                                15,408

  Computer Equipment ................      131,818         4,379                                               136,196
  Leasehold Improve .................       56,664           -0-                                                56,664
                                          --------      --------          --------          -------           --------
    Total ...........................     $989,548      $  6,931          $ 29,514          $   -0-           $966,964
                                          ========      ========          ========          =======           ========

Year ended Oct. 31, 1998
  Equip. Cap. Leases ................     $    -0-      $    -0-          $                 $                 $    -0-
  Tooling Equipment .................       72,153                                                              72,153
  Office Equipment ..................       38,017         4,819                                                42,836
  Machinery & Equip .................      670,669                                                             670,669
  Vehicle ...........................       15,408                                                              15,408

  Computer Equipment ................      147,512         4,306                             20,000            131,818
  Leasehold Improve .................       56,213           451                                                56,664
                                          --------      --------          --------          -------           --------
    Total ...........................     $999,972      $  9,576          $    -0-          $20,000           $989,548
                                          ========      ========          ========          =======           ========

Year ended Oct. 31, 1997
  Equip. Cap. Leases ................     $    -0-      $    -0-          $                 $                 $    -0-
  Tooling Equipment .................       70,793         1,360                                                72,153
  Office Equipment ..................       30,121         7,896                                                38,017
  Machinery & Equip .................      578,426        92,243                                               670,669
  Vehicle ...........................          -0-        15,408                                                15,408

  Computer Equipment ................      137,353        10,159                                               147,512
  Leasehold Improve .................       52,937         3,276                                                56,213
                                          --------      --------          --------          -------           --------
    Total ...........................     $869,630      $130,342          $    -0-          $   -0-           $999,972
                                          ========      ========          ========          =======           ========


(1) Loss and write down of scraped Lap-top computers.

           SCHEDULE VII - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT
                                  AND EQUIPMENT
                            For the three years ended


          Col. A               Col. B          Col. C           Col. D            Col. E            Col. F
      ---------------        ----------      ---------        -----------       ------------       ---------
                                              Additions
                                              Charged                              Other
                             Balance at       to Costs                            Changes-         Balance
                             Beginning          and           Retirements       Add (Deduct)        at End
      Classification         of Period        Expenses         or Sales         Describe(1)        of Period
      ---------------        ----------      ---------        -----------       ------------       ---------
Year ended Oct. 31, 1999     $763,293        $ 63,337           $29,514           $ 16,000         $781,116
   All Machinery & Equip.

Year ended Oct. 31, 1998     $678,619        $ 84,674           $   -0-           $    -0-         $763,293
   All Machinery & Equip.

Year ended Oct. 31, 1997      639,486         102,183               -0-            (63,050)         678,619
   All Machinery & Equip.


         (1) Adjustments to accumulated depreciation due to scrapped, lost or sold equipment.


            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                October 31, 1999

----  NONE TO REPORT  ----




                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            For the three years ended


           Col. A              Col. B          Col. C            Col. D                  Col. E
      ---------------        ----------      ---------        -----------       ----------------------------
                                                                                        Additions
                                                                                ----------------------------
                                                               Charged to
                              Balance at    Charged to           Other                              Balance
                              Beginning      Cost and           Accounts         Deductions         at End
      Classification          of Period      Expenses         - Describe         - Describe        of Period
      ---------------        ----------      ---------        -----------       ------------       ---------
Allowance for doubtful accounts, current and long-term:

Year ended Oct. 31, 1999      $140,170       $    -0-          $     -0-         $29,914(1)        $115,256

Year ended Oct. 31, 1998      $ 22,397       $117,773          $     -0-         $   -0-           $140,170

Year ended Oct. 31, 1997      $ 30,741       $ 12,940          $     -0-         $21,073(2)        $ 22,397

-----------
(1) Write off against reserve and adjustment to reserve balance
(2) Write off against reserve account

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             BIO-LOK INTERNATIONAL INC.
                                             (Registrant)



                                             By: /s/ Bruce L. Hollander
                                                 -------------------------------
                                                 Bruce L. Hollander
                                                 Chief Executive Officer
                                                 and President



January 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.


                SIGNATURE                               TITLE
                ---------                               ------

          /s/ Bruce L. Hollander                Chief Executive Officer and
          -----------------------                  President
              Bruce L Hollander


          /s/ Ingo K. Kozak                     Director, CFO and VP - Finance
          -----------------------
              Ingo K. Kozak



                                    By: /s/ Ingo K. Kozak
                                        ----------------------------------------
                                        Ingo K. Kozak
                                        Secretary of Bio-Lok International Inc.