Form 10QSB
period 2000-01-31
BIO LOK INTERNATIONAL INC
filed 2000-02-22
CIK 840573

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________


                         Commission File No. 33-245-66-A


                           BIO-LOK INTERNATIONAL INC.
             ------------------------------------------------------
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

                             ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes [X] No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

            Class of Common Stock              Outstanding At January 31, 2000
            ---------------------              -------------------------------

                $.01 par value                        5,642,275 shares

                           BIO-LOK INTERNATIONAL INC.

                                      Index

                                                                    Page #
                                                                    ------
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (Unaudited)
             Condensed Statements of Income for Three
                months ended January 31, 2000 and 1999                2
             Condensed Balance Sheets for January 31,
                2000 and October 31, 1999                             3
             Condensed Statements of Cash Flows for Three
                months ended January 31, 2000 and 1999                4
             Notes to Condensed Consolidated Financial Statement      4
    Item 2.  Management's Discussion and Analysis of Financial
             Results of Operations                                    5
             Financial Condition                                      6

PART II.  OTHER INFORMATION
    Item 6.  Exhibits and Reports on Form 8-K                         6


                                   -----------

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                           BIO-LOK INTERNATIONAL INC.
                          Condensed Statement of Income
                                   (Unaudited)


                                       Three Months Ended
                                           January 31,
                                 ----------------------------
                                    2000              1999
                                 -----------      -----------
                                  ('000's)          ('000's)
Net Sales                        $       453      $       255
Cost of Goods Sold                       151               90
                                 -----------      -----------
GROSS PROFIT                             302              165
                                 -----------      -----------
Selling                                   41               49
Admin. & General Exp                     156              145
                                 -----------      -----------
                                         197              194
                                 -----------      -----------
Operating Income                         105              (29)
                                 -----------      -----------
Interest Expense                          23               26
Other (Income)/Expense                    17                3
                                 -----------      -----------
                                          40               29
                                 -----------      -----------
Income before Taxes                       65              (58)
Income Taxes                               0                0
                                 -----------      -----------
NET INCOME                       $        65      $       (58)
                                 ===========      ===========
Net Income Available to
Common Share Owners              $        65      $         0
                                 ===========      ===========
Net Income per Common Share      $       .01      $         0
                                 ===========      ===========
Dividends per Common Share       $         0      $         0
                                 ===========      ===========
Average Common Shares
         Outstanding               5,642,275        4,131,275



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                        January 31,   October 31,
                                           2000          1999
                                        -----------   -----------
                                        ('000's)       ('000's)
ASSETS
Current Assets
    Cash                                 $    20       $    17
    Accounts Receivable (Net)                403           390
    Inventory                                954           952
    Other Current Assets                      26            22
                                         -------       -------
Total Current Assets                       1,403         1,381
                                         -------       -------
Net Machinery & Equipment                    183           186
                                         -------       -------
Other Assets  --   Inventory                 263           278
              --   Other                      25            25
                                         -------       -------
                                             288           303
                                         -------       -------
TOTAL ASSETS                             $ 1,874       $ 1,870
                                         =======       =======
LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan                      $   432       $   417
     Accounts Payable                         12            31
     Accounts Payable - Other                 10            12
     Accrued Expenses                         33            40
     Due to related parties                   19            24
     Current Portion of LTD                  250           260
                                         -------       -------
Total Current Liabilities                    756           785
Notes & Loans payable
     - noncurrent portion                    299           330
                                         -------       -------
Total Liabilities                          1,055         1,115
                                         -------       -------
Equity
  Common Stock - authorized
     7,000,000, par value $.01;
     outstanding 5,642,275 and
     4,131,275 shares respectively;           56            56
    Paid-in Capital                        2,172         2,172
    Retained Earnings                     (1,474)       (1,474)
    Retained Earnings - CY                    65
                                         -------       -------
Total Equity                                 819           755
                                         -------       -------
TOTAL LIABILITIES & EQUITY               $ 1,874       $ 1,870
                                         =======       =======




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                              Three Months Ended
                                                  January 31,
                                              ------------------
                                               2000        1999
                                              -----       ------
                                             (000's)     (000's)
OPERATING ACTIVITIES:
  Net Income (Loss)                           $  65       $(58)
     Adjustments to reconcile:
  Depreciation                                   14         16
  Valuation of shares Change in
  Current assets & liabilities:
     (Incr.) decr. in accts. rec                (14)        23
     (Incr.) decr. in inventories                14        (23)
     (Incr.) decr. in prepaid & other            (4)       (22)
     (Incr.) decr. in deposits                   -0-        (8)
     Incr. (decr.) in A/P & Accr. exp           (34)        88
                                               ----       ----
  Net Cash (used) by Operating                   41         16
                                               ----       ----
FROM INVESTING ACTIVITIES:
  Property, Plant & Equipment                   (11)         0
                                               ----       ----
  Net Cash (used) by Investing Activities       (11)         0
                                               ----       ----
FROM FINANCING ACTIVITIES:
  Net proceeds - revolving loan                  15         13
  Increase in Long Term Debt                    (42)       (28)
                                               ----       ----
  Net Cash Used for Financing Activities        (27)       (15)
                                               ----       ----
NET INCREASE (DECREASE) IN CASH                $  3       $  1
      Cash - Beginning of Period                 17          0
                                               ----       ----
      Cash - End of Period                     $ 20       $  1
                                               ====       ====
      Interest Paid                            $ 23       $ 26
      Income Taxes Paid                        $-0-       $-0-



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                     Notes to Condensed Financial Statement
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The financial statements represent only the activity and accounts of Bio-Lok International Inc. ("Bio-Lok"). Revenue is recognized as product is shipped; inventory is stated at lower of average cost or market and inventory which is not expected to be sold in one year is classified as long-term; property and equipment are stated at cost, less accumulated depreciation.

NOTE B - NATURE OF BUSINESS

Bio-Lok is a manufacturer and distributor, both domestically and internationally, of the MICRO-LOK(TM) PRECISION DENTAL IMPLANT SYSTEM. Micro-Lok consists of a number of select implants (both screw and cylinder), related prosthetics parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line direct to the end user, via distributors and independent representatives.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products. Products are distributed directly to clinicians domestically and to distributors or related companies internationally who in-turn market and sell the products to clinicians.

NOTE C - INVENTORIES

Inventories at January 31, 2000 and October 31, 1999 consisted of the following:

                                 JANUARY 31, 2000   OCTOBER 31, 1999
                                 ----------------   ----------------

      Raw Materials & Supplies      $   25,361        $   27,977
      Consumable Tools                  35,000            35,000
      Work in Process                  440,716           343,601
      Finished Goods                   716,256           824,478
                                    ----------        ----------
                                    $1,217,333        $1,231,056
                                    ==========        ==========

The decrease of inventory for the quarter was $13,723 and the change was due to increased sales for the quarter. The manufacture of product to sales realized and expected has been adjusted to accommodate the increase in sales and expected future growth. To this extent, new machinery is being acquired to maintain production requirements.

As of January 31, 2000, inventory classified as non-current and included in finished goods totaled $263,252, a decrease of $15,371. The decrease is attributable to increased sales realized.

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF BIO-LOK INTERNATIONAL INC.

At January 31, 2000, the income statement represents only Bio-Lok International Inc. Income from operations totaled $105k and $65k at net income. The increase in results obtained was primarily due to increased sales realized, continued cost controls being maintained and production efficiency continuing to improve.

NOTE E - CHANGE IN BUSINESS ACTIVITY

Effective February 12, 1997, the Plan of Reorganization filed by the Companies was approved by the Court and the plan was implemented as March 1997. The Company has operated successfully under the Plan of Reorganization. On January 23, 1998, the XI filing was closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                              RESULTS OF OPERATIONS

VOLUME

Net sales (revenues) for the quarter increased by 78% over the comparable quarter prior year. The increase was due to a distributor terminated last year having been replaced by a new distributor in early 1999.

COST OF GOODS SOLD AND GROSS PROFIT

Cost of goods sold and gross profit margins as related to net sales decreased by 6% for the quarter over the comparable quarter prior year. The decrease was a direct result of lower costs incurred for the production of the product line.

Gross profit for the period increased by $137k or 83% over the comparable period prior year. Gross Profit as a percent of sales increased by 3% for the quarter compared to the same period prior year. The increase is due to lower costs realized in the production of products.

SELLING, ADMINISTRATIVE & GENERAL EXPENSES

Selling expenses decreased by 16% over the comparable period prior year which is due to staff reductions implemented in mid 1999. These costs will increase over the ensuing months as the domestic market is re-staffed and build.

Administrative and General expenses reflected an increase of $11k to $156k or an increase of 8%. The increase in costs was for professional services and freight expenses.

OPERATING INCOME

Results from operations totaled $65k and represented a $123k increase over prior years same period results. This increase is primarily due to the increase in sales generated for the quarter.

OTHER INCOME/EXPENSES

Other income/expenses increased by $11k for the period over the comparable period prior year. The increase is attributed to royalty payments which commenced 3/99 and legal costs incurred for patents filed and to be filed.

NET INCOME

Net income for the quarter was $65K compared to a loss of $58k for the comparable period prior year. The higher net income is attributable to higher sales results realized for the period.

                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow provided increased by $3k to $20k for the period. Cash flow is continually effected growth in domestic sales and the costs incurred for the marketing efforts spent.

FINANCING

No new financing activities have been entered into for the quarter.



PART II. OTHER INFORMATION

(a) Exhibit 27.     Financial Data Schedule (SEC only)

(b) Reports on Form 8-K.     -none-

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BIO-LOK INTERNATIONAL INC.
                                              (Registrant)


Date: February 20, 2000                      By: /s/ Ingo K. Kozak
                                                 ---------------------------
                                                 Ingo K. Kozak
                                                 Chief Financial Officer and
                                                 Vice President - Finance