Form 10QSB
period 1999-04-30
BIO LOK INTERNATIONAL INC
filed 2000-03-17
CIK 840573

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED APRIL 30, 1999 (RECAST AND REISSUED)

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________


                         Commission File No. 33-245-66-A


                           BIO-LOK INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          DELAWARE                                           65-0317138
 ------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employee
 incorporation or organization)                            Identification No.)


      312 S. MILITARY TRAIL
      DEERFIELD BEACH, FLORIDA                                   33442
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


        Registrant's Telephone number, including area code (954) 698-9998
                                                           -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock.


          CLASS OF COMMON STOCK       OUTSTANDING AT APRIL 30, 1999
          ---------------------       -----------------------------

            $.01 par value                    5,143,275 shares

                           BIO-LOK INTERNATIONAL INC.

                                      Index

                                                                         Page #
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Income
         Three and Six months ended April 30, 1999 and 1998                 3

         Condensed Consolidated Balance Sheets for
         April 30, 1999 and October 31, 1998                                4

         Condensed Consolidated Statements of Cash Flows
         Six months ended April 30, 1999 and 1998                           5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial                  7

         Results of Operations                                              7

         Financial Condition                                                8

Part II. Other Information

         (a) Exhibit 27                                                     9

         (b) Report on Form 8-K                                             9


Signature

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                           Condensed Operating Results
                                   (Unaudited)

                                     Three Months Ended                   Six Months Ended
                                           April 30,                           April 30,
                                 ----------------------------       -----------------------------
                                     1999             1998              1999              1998
                                 -----------      -----------       -----------       -----------
                                  ('000's)         ('000's)           ('000's)         ('000's)
NET SALES                        $       375      $       407       $       630       $       772
                                 -----------      -----------       -----------       -----------
Cost of Goods Sold                       118              127               208               234
GROSS PROFIT                             257              280               422               538
Selling                                   51               88               100               175
Admin. & General Exp                     137              151               282               304
                                 -----------      -----------       -----------       -----------
                                         188              239               382               479
                                 -----------      -----------       -----------       -----------
INCOME FROM OPERATIONS                    69               41                40                59
Other (Income) & Expense                  57               29                86                49
                                 -----------      -----------       -----------       -----------
Income before Taxes                       12               12               (46)               10
Income Taxes                               0                0                 0                 0
                                 -----------      -----------       -----------       -----------
NET INCOME (loss)                $        12      $        12       $       (46)      $        10
                                 ===========      ===========       ===========       ===========
Net Income Available to
     Common Share Owners         $        12      $        12       $        --       $        10
                                 ===========      ===========       ===========       ===========
Net Income per Common Share      $       -0-      $        --       $        --       $        --
                                 ===========      ===========       ===========       ===========
Dividends per Common Share       $       -0-      $       -0-       $       -0-       $       -0-
                                 ===========      ===========       ===========       ===========
Average Common Shares
     Outstanding                   4,432,275        4,099,802*        4,331,942         3,787,045*




     * Recast to reflect impact of the 10 to 1 reverse split recorded 7/98.

                           BIO-LOK INTERNATIONAL INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                        April 30,    October 31,
                                          1999          1998**
                                        --------     -----------
                                        ('000's)       ('000's)
ASSETS
Current Assets
     Cash                                $    10       $     0
     Accounts Receivable (Net)               423           413
     Inventory                               740           723
     Other Current Assets                     42            21
                                         -------       -------
Total Current Assets                       1,215         1,157
                                         -------       -------

Net Machinery & Equipment                    212           246
                                         -------       -------

Other Assets -  Inventory                    512           503
             -  Other                         19            11
                                         -------       -------
Total Other Assets                           531           514

TOTAL ASSETS                             $ 1,958       $ 1,917
                                         =======       =======
LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan Payable              $   390       $   365
     Accounts Payable                         84           124
     Other Payables                           85            32
     Accrued Expenses                        129           112
     Current Portion of LTD                  212           212
                                         -------       -------
Total Current Liabilities                    900           845
                                         -------       -------

A/P Plan Pymts                               357           372

Other Long Term Debt                          86           109
                                         -------       -------
Long Term Debt                               443           481
                                         -------       -------

Total Liabilities                          1,343         1,326
                                         -------       -------

Equity
Common Stock - authorized
     7,000,000 par value $.01;
     outstanding 4,733,275 and
     4,131,275 shares respectively;           51            41
Paid-in Capital                            2,142         2,082
Retained Earnings                         (1,532)       (1,532)
Retained Earnings - CY                       (46)            0
                                         -------       -------
Total Equity                                 615           591
                                         -------       -------

TOTAL LIABILITIES & EQUITY               $ 1,958       $ 1,917
                                         =======       =======


** Recast to reflect post closing 1998 audit entries and entries per final audited.

                           BIO-LOK INTERNATIONAL INC.
                        Condensed Statement of Cash Flow
                                   (Unaudited)

                                                   Six Months Ended
                                                        April 30,
                                                -------------------------
                                                   1999            1998*
                                                ---------       ---------
                                                 (000's)         (000's)
OPERATING ACTIVITIES:
  Net Income (Loss)                             $     (46)      $      10
     Adjustment to reconcile:
  Depreciation                                         32              42
  Valuation of shares
  Change in Current assets & liabilities:
     (Incr.) decr. in accts. rec                      (10)           (119)
     (Incr.) decr. in inventory                       (24)            (68)
     (Incr.) decr. in prepaid & other                 (21)             (5)
     (Incr.) decr. in deposits                         (8)              0
     Incr. (decr.) in A/P & Accr. Exp                  30             (32)
                                                ---------       ---------
  Net Cash (used) by Operating                        (47)           (172)
                                                ---------       ---------
FROM INVESTING ACTIVITIES:
  Property, Plant & Equipment                           0             (37)
  Decrease in Long Term Debt                          (38)             84
  Proceeds from Issue of Common Stock                  70               0
                                                ---------       ---------
  Net Cash (used) for Investing Activities             32              47
                                                ---------       ---------
FROM FINANCING ACTIVITIES:
  Net Proceeds - revolving loan                        25             122
  Increase in Long Term Debt                            0               0
  Proceeds - other                                      0               0
                                                ---------       ---------
  Net Cash (used) for Financing Activities             25             122
                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH                 $      10       $      (3)
      Cash - Beginning of Period                        0               4
                                                ---------       ---------
      Cash - End of Period                      $      10       $       1
                                                =========       =========
      Interest Paid                             $      51       $      48
      Income Taxes Paid                         $     -0-       $     -0-




* Note: reflects corrected prior numbers.

                           BIO-LOK INTERNATIONAL INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The financial statement for the second quarter and year-to-date 1999 consists of all the accounts of Bio-Lok International Inc. ("BLII").

NOTE B - NATURE OF BUSINESS

BLII is a manufacturer and distributor, both domestic and internationally, of precision dental implants, related prosthetics, associated tools, devices and irrigated drills. Domestically product is sold directly to clinicians and internationally is sold to distributors or JV entities who in turn sell the product to clinicians within their respective markets.

Revenues are attributable to the selling of the product line and the marketing efforts of the Company. Revenues are recorded when invoices are printed and the goods shipped.

NOTE C - INVENTORIES

Inventories are stated at average cost. Inventories at April 30, 1999 and October 31, 1998 consisted of the following:


                                           April 30, 1999       October 31, 1998
                                           --------------       ----------------
         Raw Materials & Supplies            $   17,341            $   19,036
         Consumable Tools                        35,000                35,000
         Work in Process                        389,312               378,108
         Consigned Inv. - Int                    88,649                58,101
         Finished Goods                         719,470               735,349
                                             ----------            ----------
                                             $1,249,772            $1,225,594
                                             ==========            ==========


Inventory reflects a net increase for the period of $24k. The increase is due to the development of the "Silhouette" Implant line.

Inventory not anticipated to be sold within one year is classified as a long-term other asset. Inventory consigned is considered to be consumed with in twelve months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
VOLUME

Net sales/revenue for the quarter increased by 47% or $120k over the prior period. The increase in sales from prior quarter is a direct result of a new distributor coming on-line.

For the quarter net sales decreased by $32K or 8% from the comparable period prior year and $135K or 17% on a year-to-date basis. The decrease is attributable to the continued deterioration of the domestic market due to the Chapter XI filing.

Management expect the domestic market to turn around by mid 1999 with the international activity to continue to grow with new market being opened and increased penetration of existing distributor markets.

COST OF GOODS SOLD AND GROSS PROFIT

Cost of goods sold for the quarter reflected no material change from the quarter prior year as a percent of sales. On a year-to-date basis results improved by 4% as relates to net sales and is attributable to the continued improvements in manufacturing operations.

Gross profit results for the current quarter totaled $92K over the prior quarter. The increased result is due to higher sales volume achieved. Year-to-date results continue to be below prior years and is solely attributable to the change to a new distributor for Argentina, then the new distributor did not come on-line until early 1999 and the old distributor was terminated during the third quarter 1998.

SELLING, ADMINISTRATIVE & GENERAL EXPENSES

Selling expenses for the period reflected a decrease of $37k or 42% percent for the comparable quarter prior year and no material change from the prior quarter. The decrease is the direct result from the continued realignment and personnel changes being implemented for the domestic market.

Administrative and general expenses for the period similarly resulted in no material change over the prior quarter. But, results for the period to the same period prior year reflects a decrease of $14k or 9% and for six months year-to-date results a reduction of $23k or 8%. The lower expenses incurred for 1999 are attributable non-recurring costs and lower professional services incurred.

RESULTS FROM OPERATIONS

Due to increased sales and lower costs incurred results from operation for the quarter increased to $69k, an increase of $91k from the prior quarter and was 68% greater than for the same period prior year.

OTHER (INCOME) & EXPENSES

Other income and expenses increase by $29k from the prior quarter, was $28k greater then the comparable period prior year and 76% or $37k over year-to-date same period prior year. The higher expenses incurred are primarily due to common stock issued to officers, directors, clinicians and etc. for services and support of the company. The balance of the increased costs incurred was attributable to interest expense incurred for the increase in the revolving loan balance outstanding and the interest recorded on the Plan payments resulting from the reorganization recorded in early 1997.

NET INCOME

Net income for the quarter totaled $12k an increase of $70k from the prior quarter and totaled the same as the prior years quarter. Year-to-date results for the quarter totaled $(46)k compared to a profit of $10k for the comparable period prior year. The lower result for this period is solely due to the lower sales realized in the first quarter of the year and common stock issued during the current quarter.

Results for the balance of the year are expected to show continued improvement as the domestic market is re- organized and structured to meet market objectives, existing foreign distributors increase market penetration and new international distributors are signed up for targeted markets.


                              FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow provided from operations for the quarter increased by $10k since year-end. This increase reflect a $13k improvement over the same period prior year and is expected to continue to improve as continued sales growth is achieved.

FINANCING

No new financing arrangements have been entered into during the past quarter. The company did borrow an added $25k under its Revolving Loan Agreement which covered the interest expenses and fees incurred for the period.

Part II.  Other Information

Item 6.   (a) Exhibit 27. Financial Data Schedule (SEC only)

          (b) Reports on Form 8-K

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BIO-LOK INTERNATIONAL INC.
                                             (Registrant)




Date:  October 11, 1999             By: /s/ Ingo K. Kozak
                                        ------------------------------
                                        Ingo K. Kozak
                                        Chief Financial Officer and
                                        on behalf of the Registrant