Form 10QSB
period 1999-07-31
BIO LOK INTERNATIONAL INC
filed 2000-03-17
CIK 840573

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1999

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

                               -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock.


              CLASS OF COMMON STOCK               OUTSTANDING AT JULY 31, 1999
              ---------------------               ----------------------------

                  $.01 par value                        5,422,275 shares

                           BIO-LOK INTERNATIONAL INC.

                                      Index

                                                                                        Page #
                                                                                        ------
PART  I. Financial Information
         Item 1.  Financial Statements (Unaudited)
                  Condensed Balance Sheets for
                  July 31, 1999 and October 31, 1998                                         3
                  Condensed Statements of Income
                  Three and Nine months ended July 31, 1999 and 1998                         4
                  Condensed Statements of Cash Flows
                  Nine months ended July 31, 1999 and 1998                                   4
                  Notes to Condensed Financial Statements                                    5
         Item 2.  Management's Discussion and Analysis of Operating Results
                      and Financial Condition
                  Results of Operations                                                      6
                  Financial Condition                                                        7

         Item 3.  Disclosures about Market Risk                                              7

PART II. Other Information

         Item 6.   a. Exhibit Index                                                          7
                   b. Reports on Form 8-K                                                    7

SIGNATURE




PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Balance Sheets (Unaudited)

                                              July 31,        October 31,
                                                1999              1998
                                              --------        -----------
                                              ('000's)          ('000's)
ASSETS
Current Assets
     Cash                                      $    1            $    0
     Accounts Receivable (Net)                    407               391
     Inventory                                    768               660
     Other Current Assets                          39                37
                                               ------            ------
Total Current Assets                            1,215             1,089
                                               ------            ------
Net Machinery & Equipment                         198               242
                                               ------            ------
Other Assets  - Inventory                         450               561
              - Other                              11                11
                                               ------            ------
Total Other Assets                                461               572
                                               ------            ------
TOTAL ASSETS                                   $1,874            $1,903
                                               ======            ======




LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan Payable                         $   403             $   365
     Accounts Payable                                    60                 124
     Other Payables                                      45                  35
     Accrued Expenses                                    83                 113
     Current Portion of LTD                             210                 212
                                                    -------             -------
Total Current Liabilities                               801                 850
                                                    -------             -------
A/P Plan Pymts                                          354                 373

Other Long Term Debt                                     73                 111
                                                    -------             -------
Long Term Debt                                          427                 484
                                                    -------             -------
Total Liabilities                                     1,228               1,334
                                                    -------             -------
Equity
Common Stock - authorized
     7,000,000 par value $.01;
     outstanding 4,099,802 and
     3,474,287 shares respectively;                      52                  41
Paid-in Capital                                       2,143               2,082
Retained Earnings                                    (1,554)             (1,554)
Retained Earnings - CY                                    6                   0
                                                    -------             -------
Total Equity                                            646                 568
                                                    -------             -------

TOTAL LIABILITIES & EQUITY                          $ 1,874             $ 1,903
                                                    =======             =======




                           BIO-LOK INTERNATIONAL INC.
                     Condensed Operating Results (Unaudited)

         ($ in `000)                                Three Months Ended July 31,                    Nine Months Ended July 31,
                                               ----------------------------------             ----------------------------------
                                                   1999                   1998                    1999                   1998
                                               -----------            -----------             -----------            -----------
NET SALES                                      $       425            $       342             $     1,067            $     1,114
Cost of Goods Sold                                     173                    117                     374                    351
                                               -----------            -----------             -----------            -----------
GROSS PROFIT                                           252                    225                     693                    763
                                               -----------            -----------             -----------            -----------
Selling                                                 40                     62                     140                    238
Admin. & General Exp                                   132                    144                     420                    446
                                               -----------            -----------             -----------            -----------
                                                       177                    206                     550                    684
                                               -----------            -----------             -----------            -----------

INCOME FROM OPERATIONS                                  80                     19                     133                     79
Other (Income) & Expense                                39                     22                     127                     71
                                               -----------            -----------             -----------            -----------
Income before Taxes                                     41                     (3)                      6                      8
Income Taxes                                             0                      0                       0                      1
                                               -----------            -----------             -----------            -----------
NET INCOME (loss)                              $        41            $        (3)            $         6            $         7
                                               ===========            ===========             ===========            ===========
Net Income Available to
     Common Share Owners                       $        41            $        --             $         6            $         7
Net Income per Common Share                    $        --            $        --             $        --            $        --
Dividends per Common Share                     $       -0-            $       -0-             $       -0-            $       -0-
Average Common Shares Outstanding
     (re-cast for 10 to 1 reverse split)         4,738,461              4,099,802               4,577,142              3,849,596




                           BIO-LOK INTERNATIONAL INC.
                  CONDENSED STATEMENT OF CASH FLOW (Unaudited)

                                                            Nine Months Ended July 31,
                                                         ---------             ---------
                                                            1999                 1998*
                                                         ---------             ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                      $       6             $       7
     Adjustment to reconcile:
  Depreciation                                                  44                    62
  Change in Current assets & liabilities:                     (104)                  (98)
                                                         ---------             ---------
     Net Cash (used) by Operating                              (54)                  (25)
                                                         ---------             ---------
FROM INVESTING ACTIVITIES:
  Property, Plant & Equipment                                    0                    (6)
  Decrease in Long Term Debt                                   (57)                  (79)
  Proceeds from Issue of Common Stock                           72                     0
                                                         ---------             ---------
     Net Cash (used) for Investing Activities                   15                   (85)
                                                         ---------             ---------
FROM FINANCING ACTIVITIES:
  Net Proceeds - revolving loan                                 38                   119
  Increase in Long Term Debt                                     0                     0
  Proceeds - other                                               0                     0
                                                         ---------             ---------
     Net Cash (used) for Financing Activities                   38                   119
                                                         ---------             ---------
NET INCREASE (DECREASE) IN CASH                          $       1             $       5
      Cash - Beginning of Period                                 0                     4
                                                         ---------             ---------
      Cash - End of Period                               $       1             $       9
                                                         =========             =========
      Interest Paid                                      $      48             $      71



* Note: reflects corrected prior year numbers.

                           BIO-LOK INTERNATIONAL INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

NOTE A - BASIS OF PRESENTATION

The financial statement for 1999 consists of all the accounts of Bio-Lok International Inc. ("BLII").

BLII is a manufacturer and distributor both domestic and internationally of precision dental implants, related prosthetics, associated tools, devices, irrigated drills, and purchased equipment for resale to the dental market. Revenues are attributable to the manufacturing operation, distribution agreements negotiated and marketing efforts of the Company. Revenues are recorded as goods are shipped.

NOTE B - INVENTORIES

Inventories are stated at average cost. Inventories at July 31, 1999 and October 31, 1998 consisted of the following:

                                           JULY 31, 1999         OCTOBER 31, 1998
                                           -------------         ----------------
         Raw Materials & Supplies            $   10,428            $   19,036
         Consumable Tools                        35,000                35,000
         Work in Process                        358,842               378,108
         Finished Goods                         813,723               789,031
                                             ----------            ----------
                                             $1,217,993            $1,221,175
                                             ==========            ==========


Inventory not expected to be sold within one year is classified as a long-term other asset.

NOTE D - AGREEMENTS

A letter of intent has been signed for the acquisition of Orthogen Corporation for common stock. Orthogen is a research and development entity located in New Jersey. The acquisition will bring new technology via patents and a research operation to Bio-Lok. The company anticipates to consummate the transaction by year-end.

NOTE E - LINE OF CREDIT

The company's $500,000 line of credit with a financial institution represents a revolving line of credit secured by the assets of the corporation. Under the agreement advances under the line are made against eligible accounts receivables and inventory. To this extent, the company has entered into a credit insurance agreement with an insurance company to insure select foreign receivable accounts and said policy has been assigned to the financial institution to guarantee the advances against international accounts.

For the quarter interest was accrued at 11.25% for 2 month and 11.5% for August along with a monthly service fee of $500.00 for a combined interest rate of 13.0% for the quarter. At July 31, 1999, the outstanding loan balance was $403,440.36.

NOTE F - CHANGE IN BUSINESS ACTIVITY

Effective February 12, 1997, the Plan of Reorganization filed by the Company was approved by the Court. The plan was fully adopted as of March 14, 1997 when all initial payments to debtors where issued and disbursed. The Chapter XI was finalized and closed effective January 23, 1998.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board. Full segment accounting will be provided and with its October 31, 1999, Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

VOLUME

Net sales revenue for the quarter increased by $83K or 24% from the comparable period prior year and was $50K or 13% over prior quarter results. The increased results are due to the Argentine distributor being on-line. Year-to-date sales continued to be lower from the comparable period prior year. The continued lower YTD result is primarily attributable to the termination of the Argentine distributor mid 1998 and the new distributor not coming fully on-line until the second quarter 1999.

COST OF GOODS SOLD

Cost of goods sold for the quarter reflected an increase of 29% over the same period prior quarter and a 17% increase for the quarter over the prior years quarter. The increased cost of goods for the period is attributable to new product development and the addition to staff for maintaining manufacturing capacity requirements. Year-to-date results also reflected an increase over the same period prior year or an increase of 14%. This increase in cost of goods is due to product development of the new "Silhouette" implant and the 3.45 and 6.5 platform product line. Cost of goods sold on a normal basis, excluding development, should total approximately 30% and reflect a lower result as production levels increase.

GROSS PROFIT

Gross Profit for the quarter increased by $27K or 12% over the same quarter prior year, and reflected no material change from prior quarter. Year-to-date the Company continues to show lower result over same period prior year. This lower result is again due primarily to the change-over of distributors in Argentina.

SELLING, ADMINISTRATIVE & GENERAL EXPENSES

Selling expenses for the period continues to reflect expenses incurred due to the rebuilding and continued delay in the implementation of staffing the domestic market. To this extent, selling expenses were $22K or 35% below same quarter prior year, $11K or 22% below prior quarter, and $98K or 41% below YTD same period prior year results.

Administrative and general expenses similarly resulted for the period in a decrease over the prior quarter of $3K or 2%. Results for the period to the same period prior year also totaled a decrease of $12K or 8%. For the nine months year-to-date results where $26k or 6% lower. The lower expenses incurred are attributable to select lower costs incurred for 1999 due to non-recurring expenses associated with obtaining ISO certification.

RESULTS FROM OPERATIONS

Results from operation for the quarter increased by $9K or 13% from prior quarter and reflected higher results over the comparable period prior year of $61K. The higher result is directly attributable to higher sales achieved for the quarter and the continued lower operating expenses incurred. Year-to-date results where up by $54K or 68% for the comparable period prior year and was due to the continued lower operating expenses incurred YTD.

OTHER (INCOME) & EXPENSES

The costs incurred continue to be attributable to interest expense incurred for the increase in the revolving loan outstanding (see Note E - Line of Credit), the interest recorded as a part of the Plan payments resulting from the reorganization recorded in early 1997 and royalty payments made effective March 1999 as a part of a lawsuit settlement in 1996. Royalty payments are made at 2% of net net sales for product manufactured by Bio-Lok and marketed as the Micro-Lok Precision Dental Implant System.

NET INCOME

Net income for the quarter totaled $41k, was $29k over prior quarter and reflected a year-to-date gain of $6k which was a direct result of changing distributor in Argentina. Management anticipates that profits will continue to improve in the over the next quarter anf thereafter.

FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AND LIQUIDITY Cash flow provided from operations reflected no material change year-to-date and compared to prior years results to date.

FINANCING

No new financing arrangements have been entered into during the past quarter, but the company is actively soliciting a new and improved line of credit and attempting to obtain an equity infusion to enable the Company to develop the domestic US market.

YEAR 2000 COMPLIANCE

The company has completed all its assessment of Year 2000 compliance of its system operations and expects to be fully compliant by December 15, 1999. The project remaining is the up-date of the computer system to a later software release version and all other systems and operations are already in compliance. Cost for the Year 2000 compliance project will total approximately $12,000.

ITEM 3. DISCLOSURES ABOUT MARKET RISK

The company has no investments of cash. All receivables from foreign accounts are denominated and remitted in US Dollars.



PART III. OTHER INFORMATION

ITEM 6.   a.  EXHIBIT 27 Financial Data Schedule (SEC only)

          b.  REPORTS ON FORM 8-K     - none

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIO-LOK INTERNATIONAL INC.
                                            (Registrant)



Date:  October 14, 1999             By: /s/ Ingo K. Kozak
                                        ---------------------------
                                        Ingo K. Kozak
                                        Chief Financial Officer and
                                        on behalf of the Registrant