Form 10QSB
period 2000-04-30
BIO LOK INTERNATIONAL INC
filed 2000-06-15
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                               -------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED   APRIL 30, 2000
                                            --------------------


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ________

             Commission File No. 33-245-66-A

             BIO-LOK INTERNATIONAL INC.
             --------------------------
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                     65-0317138
             --------                                     ----------
             (State or other jurisdiction of              (IRS Employee
             incorporation or organization)               Identification No.)

             312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA  33442
             ------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

             Registrant's Telephone number, including area code (954) 698-9998

                              --------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No  [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF APRIL 30, 2000, 6,055,358 SHARES OF COMMON STOCK AT A PAR VALUE OF $.01

                           BIO-LOK INTERNATIONAL INC.

                                      INDEX


                                                                                                   PAGE #
                                                                                                   ------
PART  I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets for April 30,
                            2000 and October 31, 1999............................................   3

                  Condensed Consolidated Statements of Income Three and
                            Six months ended April 30, 2000 and 1999.............................   4

                  Condensed Consolidated Statements of Cash Flows Six
                            months ended April 30, 2000 and 1999.................................   5

                  Notes to Condensed Consolidated Financial Statements...........................   5

          Item 2.  Management's Discussion and Analysis or Plan of Operations

                  Results of Operations..........................................................   7

                  Financial Condition............................................................   8


PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings.............................................................   8

          Item 2.  Changes in Securities.........................................................   8

          Item 3.  Defaults Upon Senior Securities..............................................    8

          Item 4.  Submission of Matters to a Vote of Security Holders..........................    8

          Item 5.  Other Information............................................................    8

          Item 6.  Exhibits and Reports on Form 8-K.............................................    8


Signature

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                           BIO-LOK INTERNATIONAL INC.
                      Condensed Consolidated Balance Sheets


                                                                  April 30, 2000        October 31, 1999
                                                                  --------------        ----------------
                                                                     Unaudited              Audited
ASSETS

Current Assets
     Cash                                                          $    60,292            $    17,079
     Accounts Receivable (Net)                                         515,455                390,008
     Inventory                                                         966,163                952,433
     Other Current Assets                                               27,402                 21,749
                                                                   -----------            -----------
Total Current Assets                                                 1,569,312              1,381,269
                                                                   -----------            -----------

Net Machinery & Equipment                                              412,451                185,848
                                                                   -----------            -----------
Other Assets      -  Inventory                                         250,666                278,623
                  -  Other                                              23,685                 24,585
                                                                   -----------            -----------
Total Other Assets                                                     274,351                303,208
                                                                   -----------            -----------
TOTAL ASSETS                                                       $ 2,256,114            $ 1,870,325
                                                                   ===========            ===========

LIABILITIES & EQUITY
Current Liabilities
     Revolving Loan Payable                                        $   437,438            $   417,410
     Accounts Payable - trade & accrued expenses                        97,873                 72,338
     Accounts Payable - other                                            7,720                 12,279
     Due to related parties                                             18,557                 23,551
     Current Portion of LTD                                            279,324                260,474
                                                                   -----------            -----------
Total Current Liabilities                                              840,812                786,052
                                                                   -----------            -----------

Long Term Debt
     A/P Plan Pymts                                                    232,352                275,596
     Other Long Term Debt                                              211,628                 54,040
                                                                   -----------            -----------
Total Long Term Debt                                                   443,980                329,636
                                                                   -----------            -----------
Total Liabilities                                                    1,284,892              1,115,688
                                                                   -----------            -----------

Equity
Common Stock - authorized 10,000,000 par value $.01;
     outstanding 6,055,358 & 5,642,275 shares respectively;             60,554                 56,423
Paid-in Capital                                                      2,218,136              2,172,267
Retained Earnings                                                   (1,524,244)            (1,474,053)
Retained Earnings - CY                                                 216,776                      0
                                                                   -----------            -----------
Total Equity                                                           971,222                754,637
                                                                   -----------            -----------
TOTAL LIABILITIES & EQUITY                                         $ 2,256,114            $ 1,870,325
                                                                   ===========            ===========


                           BIO-LOK INTERNATIONAL INC.
                    Condensed Consolidated Operating Results
                                    Unaudited


                                 Three Months Ended April 30,        Six Months Ended April 30,
                                 ----------------------------      ----------------------------
                                     2000             1999            2000             1999
                                 -----------      -----------      -----------      -----------
NET SALES                        $   664,701      $   375,117      $ 1,117,304      $   641,396
Cost of Goods Sold                   200,268          118,107          350,999          201,010
                                 -----------      -----------      -----------      -----------
GROSS PROFIT                         464,433          257,010          766,305          440,386

Selling                               94,402           51,124          135,687          100,090
Admin. & General Exp                 183,362          137,043          339,245          287,332
                                 -----------      -----------      -----------      -----------
                                     277,764          188,167          474,932          387,422
                                 -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS               186,669           68,843          291,373           52,964

Other (Income) & Expense              34,499           57,039           74,597           88,207
                                 -----------      -----------      -----------      -----------
Income before Taxes                  152,169           11,804          216,776          (35,243)
Income Taxes                               0                0                0                0
                                 -----------      -----------      -----------      -----------
NET INCOME (loss)                $   152,169      $    11,804      $   216,776      $    35,243)
                                 ===========      ===========      ===========      ===========
Net Income Available to
     Common Share Owners         $   152,169      $    11,804      $   216,776      $   (35,243)
                                 ===========      ===========      ===========      ===========
Net Income per Common Share      $       .03      $        --      $       .04      $        --
                                 ===========      ===========      ===========      ===========
Dividends per Common Share       $       -0-      $       -0-      $       -0-      $       -0-
                                 ===========      ===========      ===========      ===========
Average Common Shares
     Outstanding                   5,859,802        4,432,275        5,756,457        4,331,942


                           BIO-LOK INTERNATIONAL INC.
                  Condensed Consolidated Statement of Cash Flow
                                    Unaudited


                                                        Six Months Ended  April 30,
                                                        ---------------------------
                                                            2000            1999
                                                         ---------       ---------
OPERATING ACTIVITIES:
     Net Income (Loss)                                   $ 216,776       $ (35,243)
     Adjustment to reconcile:
     Depreciation                                           32,091          30,624
     Stock issued for Services                                   0          70,840
     Change in Current assets & liabilities:
          (Incr.) decr. in accts. rec                     (121,702)        (32,097)
          (Incr.) decr. in inventory                        14,227         (31,597)
          (Incr.) decr. in prepaid & other                     900          (7,931)
          (Incr.) decr. in deposits                         (5,653)              0
          Incr. (decr.) in A/P & Accr. Exp                  14,960          28,180
                                                         ---------       ---------
  Net Cash (Provided) by Operating Activities              151,599          22,786
                                                         ---------       ---------


FROM INVESTING ACTIVITIES:
     Property, Plant & Equipment                           (23,375)           (306)
     Cash received in Orthogen Corporation purchase          1,214               0
                                                         ---------       ---------
  Net Cash (used) for Investing Activities                 (22,161)           (306)
                                                         ---------       ---------


FROM FINANCING ACTIVITIES:
     Net Proceeds - revolving loan                          20,028          24,713
     Repayment of Long Term Debt                          (106,253)        (37,940)
                                                         ---------       ---------
Net Cash (used) for Financing Activities                   (86,225)        (13,227)
                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH                          $  43,213       $   9,253

Cash - Beginning of Period                                  17,079             373
                                                         ---------       ---------
Cash - End of Period                                     $  60,292       $   9,626
                                                         =========       =========

Interest Paid                                            $  23,976       $  26,434
Income Taxes Paid                                        $     -0-       $     -0-


                           BIO-LOK INTERNATIONAL INC.
              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation. The financial statement for the second quarter and year-to-date 2000 consists of all the accounts of Bio-Lok International Inc. ("BLLI") and its wholly owned subsidiaries. Micro-Lok Mexico was reclassified to a wholly owned subsidiary as of the 2nd quarter and results have been restated for the fiscal year 2000. Orthogen Corporation was acquired effective April 2000 and is being accounted for as separate wholly owned subsidiary. The entities are not separately presented herewith since currently they represent less than 10% of the corporation's revenues (see Change in Business Activity for more information).

Note B - Nature of Business. BLLI is a manufacturer and distributor, both domestic and internationally, of precision dental implants, related prosthetics, associated tools, devices and irrigated drills. Domestically product is sold directly to clinicians and internationally is sold to distributors or JV entities that, in turn, sell the product to clinicians within their respective markets.

Bio-Lok's principal product consists of a line of dental implants, their prosthetic components, tools, devices and irrigated spade drills. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchor (root form) shaped like screws or cylinders which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (Hydroxylapatite, Titanium Plasma Sprayed, or are treated via a resorbable blasted material - RBM, etc.) which are bonded to the implant to enhance the bone growth process -improve osseointegration.

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, etc.. Implants can have a high success rate if placed properly and expertly, and with proper oral care and regular dental visits have lasted as long as 20 years and may last a lifetime. Micro-Lok implants have over a 98.5% success rate as shown in university studies.

The dental products Bio-Lok manufactures and market include the following:

         - implants in a 3.45mm, 4.00mm, 5.00mm and 6.50mm platform consisting from 8.0mm to 18mm long and offered in various body styles and designs;
         - an extensive line of prosthetic abutments, tooling and devices and a large selection of fluted spade drills, providing a practitioner ease of identifying options available for completion of any prosthesis;

Note C - Inventories. Inventories are stated at average cost. Inventories at April 30, 2000 and October 31, 1999 consisted of the following:


                                              April 30, 2000             October 31, 1999
                                              --------------             ----------------
         Raw Materials & Supplies               $   28,510                  $  27,977
         Consumable Tools                              -0-                     35,000
         Work in Process                           542,750                     343,601
         Finished Goods                            645,469                     824,478
                                                ----------                  ----------
                                                $1,216,829                  $1,231,056
                                                ==========                  ==========


Inventory reflects a net decrease for the period of $14k. The decrease is due to increased sales realized to date inventory not anticipated to be sold within one year is classified as long-term other asset.

Note D - Line of Credit. The outstanding revolving loan line of credit, which was to expire April 25th, has been extended by the lender to the end of June 2000. Currently, the corporation is negotiating with another lender for a new $1,000,000 line of credit. Bio-Lok International, Inc.expects to have the existing line replaced by the end of June 2000.

Note E - Change in Business Activity. Effective with the second quarter 2000 and retroactive to November 1, 1999, Micro-Lok Mexico has been reclassified as wholly owned subsidiary instead of a distributor location. The company employs three individuals and covers the greater Mexico City dental implant market. Operations turned profitable as of the second quarter 2000, hence the accounting change.

Effective March 15, 2000, Orthogen Corporation was acquired for 400,000 shares of common stock. With the purchase of all outstanding shares of Orthogen Corporation, Bio-Lok International, Inc. acquired two patents and four patents pending finalization along with a technology, which has dental and orthopedic applications. Management was retained and employment contracts were entered into with its President and a consulting agreement with another Doctor who has been working closely with Orthogen in developing new technologies.

Authorized common stock shares have been increased to 10,000,000 from 7,000,000 effective 5/11/2000. The stockholders and Board of Directors previously approved the issuance of up to 30,000,000 common stock shares. The increase in authorized shares was issued to cover all options outstanding and avail the corporation of approximately 2,500,000 shares for continued growth and acquisition development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATION. Revenues for the quarter increased by 47% or $212k over the prior period and results reflected a 77% increase over the comparable quarter prior year and a 74% increase for the comparable year-to-date period. This increase in sales achieved by the company is a direct result of new distribution coming on-line, growth in the overall international market and expansion of the product line.

Cost of goods sold for the quarter and year-to-date reflected a 3% improvement. This improvement has been achieved due to new more efficient machines having been purchased and improved productivity.

Gross profit for the quarter totaled $464K, a 54% increase from prior quarter, an 80% increase over same quarter prior year and a 74% increase over the same period year-to-date. The results achieved are a direct result of increased sales and improved profit margins.

Selling expenses increased for the quarter and on a year-to-date basis due to market development both domestically and internationally, and the start of hiring, advertising, developing new markets and R&D. Administrative and general expenses have also increased for the period and on a year-to-date basis. The Increased costs incurred are a direct results of increased sales and continued patent development and filing.

Due to the increased sales achieved, results from operations for the quarter increased by 78% from prior quarter and 171% over the comparable prior quarter.

Other income and expenses decreased by $22K for the quarter but reflected only a $13K decrease from the comparable period prior year. The lower expenses incurred are primarily due to no issue of common stock shares for services in support of the company for the related periods.

Net income for the quarter increased by 133% from the prior quarter or $87K. Year-to-date results totaled $217K and was $252K over prior years results. These results are due to the increase in revenues achieved, continued improvements in productivity and maintenance of cost controls.

Results for the balance of the year are expected to show continued improvement, particularly as the domestic market is penetrated, existing foreign distributors increase market coverage and new international distributors are signed-up for targeted markets.

FINANCIAL CONDITION. Cash flow provided from operations for the quarter increased by $60k year-to-date. This increase is being utilized to build the domestic market. The improvement of cash flow is expected to continue as revenue increases are maintained.


Over the past quarter new equipment has been acquired and financed on a capital lease basis. The corporation is currently borrowing $437K under its Revolving Loan Agreement and is actively working to have the line replaced. (see also "Line of Credit" above)



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings          -  No legal proceedings exist.

Item 2. Changes in Securities - Company has issue 400,000 common stock shares for the acquisition of Orthogen Corporation.

Item 3.  Defaults Upon Senior Securities    -  none  -

Item 4. Submissions of Matters to a Vote of Security Holders - items put to a vote at the last Annual Stockholders Meeting dated March 22, 2000, and approved at the meeting was as follows:
                  (1) Election of Board Member.
                  (2) Nomination of Weinberg & Company, P.A. as auditors for
                      2000.

Item 5. Other Information - Effective late April 2000 the company was registered with NASDQ and placed its stock on the Bulletin Board. The stock symbol is BLLI.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 20.       Proxy Statement dated 2/22/00
                  Exhibit 27.       Financial Data Schedule (SEC only)

         (b)      Reports on Form 8-K       -  none

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIO-LOK INTERNATIONAL INC.
                                        (Registrant)



Date:  June 14, 2000                By: /s/ Ingo K. Kozak
                                        ---------------------------------------
                                        Ingo K. Kozak, CFO and VP-Finance



Date:  June 14, 2000                By: /s/ Bruce L. Hollander
                                        ---------------------------------------
                                        Bruce L. Hollander, President & CEO