Form 10QSB
period 2000-07-31
BIO LOK INTERNATIONAL INC
filed 2000-09-15
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

                               -------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                                 ----------------


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ________

             Commission File No. 33-245-66-A

             BIO-LOK INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                    65-0317138
             -------------------------------             -------------------
             (State or other jurisdiction of             (IRS Employee
             incorporation or organization)              Identification No.)

             312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA  33442
             ---------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as OF JULY 31, 2000, OUTSTANDING COMMON STOCK SHARES TOTALED 6,055,358 AT A PAR VALUE OF $.01 PER SHARE.

                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                        Page #
                                                                                        ------
PART  I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets for July 31,
                            2000 and October 31, 1999  ..................................  3

                  Condensed Consolidated Statements of Income Three and
                            Nine months ended July 31, 2000 and 1999 ....................  4

                  Condensed Consolidated Statements of Cash Flows Nine
                            months ended July 31, 2000 and 1999 .........................  5

                  Notes to Condensed Consolidated Financial Statements...................  5

          Item 2. Management's Discussion and Analysis or Plan of Operations

                  Results of Operations .................................................  9

                  Financial Condition ................................................... 10

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings         ............................................. 10

          Item 2. Changes in Securities.................................................. 10

          Item 3. Defaults Upon Senior Securities  ...................................... 10

          Item 4. Submission of Matters to a Vote of Security Holders  .................. 10

          Item 5. Other Information  .................................................... 10

          Item 6. Exhibits and Reports on Form 8-K  ..................................... 10

Signature ............................................................................... 10



PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                                             July 31, 2000       October 31, 1999
                                                                             -------------       ----------------
                                                                               Unaudited              Audited
ASSETS
         Current Assets
              Cash                                                            $    72,658           $    17,079
              Accounts Receivable (Net)                                           687,727               390,008
              Inventory                                                           977,004               952,433
              Other Current Assets                                                 23,959                21,749
                                                                              -----------           -----------
         Total Current Assets                                                   1,761,348             1,381,269
                                                                              -----------           -----------

         Net Machinery & Equipment                                                419,711               185,848
                                                                              -----------           -----------
         Other Assets    - Inventory                                              200,373               278,623
                         - Other                                                   18,409                24,585
                                                                              -----------           -----------
         Total Other Assets                                                       218,782               303,208
                                                                              -----------           -----------
         TOTAL ASSETS                                                         $ 2,399,841           $ 1,870,325
                                                                              ===========           ===========

         LIABILITIES & EQUITY
         Current Liabilities
              Revolving Loan Payable                                          $   453,589           $   417,410
              Accounts Payable - trade & accrued expenses                         115,158                72,338
              Accounts Payable - other                                              5,747                12,279
              Due to related parties                                               18,557                23,551
              Current Portion of LTD                                              237,441               260,474
                                                                              -----------           -----------
Total Current Liabilities                                                         830,492               786,052
                                                                              -----------           -----------

         Long Term Debt
              A/P Plan Pymts                                                      237,446               275,596
              Other Long Term Debt                                                208,078                54,040
                                                                              -----------           -----------
         Total Long Term Debt                                                     445,524               329,636
                                                                              -----------           -----------
         Total Liabilities                                                      1,276,016             1,115,688
                                                                              -----------           -----------

         Equity
         Common Stock - authorized 10,000,000 par value $.01;
              outstanding 6,055,358 & 5,642,275 shares respectively;               60,554                56,423
         Paid-in Capital                                                        2,218,136             2,172,267
         Retained Earnings                                                     (1,527,055)           (1,474,053)
         Retained Earnings - CY                                                   372,190                     0
                                                                              -----------           -----------
         Total Equity                                                           1,123,825               754,637
                                                                              -----------           -----------
         TOTAL LIABILITIES & EQUITY                                           $ 2,399,841           $ 1,870,325
                                                                              ===========           ===========



                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
                    Condensed Consolidated Operating Results
                                    Unaudited


                                        Three Months Ended July 31,           Nine Months  Ended July 31,
                                       -----------------------------         -----------------------------
                                           2000              1999               2000              1999
                                       ----------         ----------         ----------        -----------
NET SALES                              $  724,927         $  424,675         $1,842,232        $ 1,066,822
Cost of Goods Sold                        192,355            173,095            543,355            374,105
                                       ----------         ----------         ----------        -----------
GROSS PROFIT                              532,572            251,580          1,298,877            692,717

Selling                                    72,211             40,090            207,898            140,180
Admin. & General Exp.                     246,145            132,258            585,390            419,591
                                       ----------         ----------         ----------        -----------
                                          318,356            172,348            793,288            559,771
                                       ----------         ----------         ----------        -----------
INCOME FROM OPERATIONS                    214,216             79,232            505,589            132,946

Other (Income) & Expense                   58,801             38,988            133,399            127,195
                                       ----------         ----------         ----------        -----------
Income before Taxes                       155,415             40,244            372,190              5,751
Income Taxes                                    0                  0                  0                  0
                                       ----------         ----------         ----------        -----------
NET INCOME  (loss)                     $  155,415         $   40,244         $  372,190        $     5,751
                                       ==========         ==========         ==========        ===========
Net Income Available to
     Common Share Owners              $   155,415         $   40,244         $  372,190        $     5,751
                                       ==========         ==========         ==========        ===========
Net Income per Common Share           $       .03         $       --         $      .06        $        --
                                       ==========         ==========         ==========        ===========
Dividends per Common Share            $       -0-         $      -0-         $      -0-        $       -0-
                                       ==========         ==========         ==========        ===========
Average Common Shares
     Outstanding                        6,055,358          4,738,461          5.846,127          4,577,142


                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
                  Condensed Consolidated Statement of Cash Flow
                                    Unaudited


                                                              Nine Months Ended  July 31,
                                                             -----------------------------
                                                               2000               1999
                                                             ---------           ---------
OPERATING ACTIVITIES:
     Net Income (Loss)                                       $ 372,190           $   5,751
     Adjustment to reconcile:
     Depreciation                                               54,038              46,215
     Stock issued for Services                                       0              71,830
     Change in Current assets & liabilities:
          (Incr.) decr. in accts. rec                         (293,974)            (15,935)
          (Incr.) decr. in inventory                            53,679               3,182
          (Incr.) decr. in prepaid & other                       3,466              (2,601)
          (Incr.) decr. in deposits                                500                   0
          Incr. (decr.) in A/P & Accr. Exp                      27,461             (87,917)
                                                             ---------           ---------
  Net Cash (Provided) by Operating Activities                  217,360              20,525
                                                             ---------           ---------

FROM INVESTING ACTIVITIES:
     Property, Plant & Equipment                               (35,068)               (306)
     Cash received in Orthogen Corporation purchase              1,214                   0
                                                             ---------           ---------
  Net Cash (used) for Investing Activities                     (33,854)               (306)
                                                             ---------           ---------

FROM FINANCING ACTIVITIES:
     Net Proceeds - revolving loan                              36,179              37,996
     Repayment of Long Term Debt                              (164,106)            (57,818)
                                                             ---------           ---------
Net Cash (used) for Financing Activities                      (127,927)            (19,822)
                                                             ---------           ---------

NET INCREASE (DECREASE) IN CASH                              $  55,579           $     397

Cash - Beginning of Period                                      17,079                 373
                                                             ---------           ---------
Cash - End of Period                                         $  72,658           $     770
                                                             =========           =========

Interest Paid                                                $  54,353           $  50,589
Income Taxes Paid                                            $     -0-           $     -0-

                           BIO-LOK INTERNATIONAL INC.

                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   - Continued

It is management's opinion however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

The financial statement for the third quarter and year-to-date 2000 consist of all the accounts of Bio-Lok International, Inc. ("BLLI" or "Bio-Lok") and its wholly owned subsidiaries. Micro-Lok Mexico was reclassified to a wholly owned subsidiary as of the 2nd quarter and results for the year 2000. Orthogen Corporation was acquired effective April 2000 and is also being accounted for as a separate wholly owned subsidiary. The entities are not separately presented herewith, since currently they represent less than 10% of the corporation's revenues (see Change in Business Activity for more information).

For further information, refer to the financial statements and footnotes included in the Company's form 10-K SB filed on February 8, 2000.

Note B - Nature of Business. Bio-Lok is a manufacturer and distributor, both domestic and internationally, of precision dental implants, related prosthetics, associated tools, devices and irrigated drills. Domestically product is sold directly to clinicians and internationally is sold to distributors or JV entities that, in turn, sell the product to clinicians within their respective markets.

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

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, etc.. Implants can have a high success rate if placed properly and expertly, and with proper oral care and regular dental visits have lasted as long as 25 years and may last a lifetime. Micro-Lok implants have over a 98.5% success rate as shown in university studies.

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

Micro-Lok Mexico is a company incorporated in Mexico and is engaged in selling the Micro-Lok System in Mexico. The company operates out of rented facilities in Mexico City.

                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  - Continued

Orthogen Corporation is a New Jersey corporation engaged in research and development in bio-materials for the dental, maxiofacial, orthopedic and specialty medical fields.

Note C - Inventories. Inventories are stated at average cost. Inventories at April 30, 2000 and October 31, 1999 consisted of the following:

                                             July 31, 2000     October 31, 1999
                                             -------------     ----------------

         Raw Materials & Supplies             $    26,195         $   27,977
         Consumable Tools                             -0-             35,000
         Work in Process                          337,170            343,601
         Finished Goods                           813,292            824,478
                                               ----------         ----------
                                               $1,177,377         $1,231,056
                                               ==========         ==========

Inventory reflects a net decrease for the period of $54k. The continued decrease is due to increased sales realized to date. Inventory not anticipated to be sold within one year is classified as long-term other asset and totaled $200k.

Note D - Line of Credit. The outstanding revolving line of credit, which was to expire April 25th, has been extended by the lender to the end of September 2000. Currently, the corporation is negotiating with other lender for a new $1,000,000 line of credit. Bio-Lok International, Inc. expects to have the existing line replaced by the loan expiration date.

Note E - Change in Business Activity. Effective with the second quarter 2000 and retroactive to November 1, 1999, Micro-Lok Mexico, S.A. De C.V. has been reclassified from being accounted for as a distribution sales location to being accounted for as a wholly owned subsidiary of BLLI. The company is being accounted for as detailed under Note A and is consolidated on a line by line basis. The company employs three individuals and covers the greater Mexico City dental implant market. Operations turned profitable as of the second quarter 2000, generating year-to-date $ 98,869 of revenues and $ 10,834 of net income.

During March 2000, the Company acquired 100% of the issued and outstanding stock of Orthogen Corporation, a medical research company, in exchange for 400,000 shares of the Company's common stock.

The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operations of Orthogen Corporation are included in the accompanying consolidated financial statements from March 15, 2000, the effective date.

The purchase price of $50,000 was determined based on the average fair market value of the Company's common stock near the agreement date pursuant to EITF 95-10. The acquired assets and liabilities equaled the fair market value of the stock exchanged.

                           BIO-LOK INTERNATIONAL INC.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   - Continued

The following unaudited information reflects the fair market values of the assets acquired and the liabilities assumed:

                 Cash                             $     1,214
                 Accounts Receivable                    3,746
                 Property & Equipment, net             30,969
                 Accounts payable and
                          other liabilities           (15,929)
                 Notes payable                        (20,000)
                                                  -----------
                                                  $       -0-
                                                  ===========

The table below reflects unaudited pro forma combined results of the Company as if the Orthogen acquisition had taken place on November 1, 1998:


                                    Three Months Ended July 31,       Nine Months Ended July 31,
                                    ---------------------------       --------------------------
                                      2000             1999           2000               1999
                                    --------         --------       ----------        ----------
Revenues                            $724,927         $424,675       $1,842,232        $1,066,822
Costs & expenses                     569,512          394,412        1,480,309         1,091,014

Net Income (loss)                    155,415           30,263          361,923           (24,192)
Net Income (loss)

     Per share - basic & diluted        0.03               --             0.06                --



Effective March 15, 2000, Orthogen Corporation was acquired for 400,000 shares of common stock. With the purchase of all outstanding shares of Orthogen Corporation, Bio-Lok International, Inc. also acquired two patents and four pending patents. Finalization of the pending patents and their technology are being completed by BLLI (prior to the acquisition BLLI had already invested funds in the finalization of the pending patents) then they have both dental and orthopedic applications. Management was retained and employment contracts were entered into with its President and a consulting agreement with another Doctor who has been working closely with Orthogen in developing new technologies. New Technologies being and to be developed are in the dental, maxialfacial, orthopedic and other medical markets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATION. Consolidated revenues for the quarter increased by 9% or $60k from the prior period and results reflected a 71% increase over the comparable quarter prior year and a 73% increase for the comparable year-to-date period. This increase in sales achieved continues to be the direct result of new distribution coming on-line, growth in the overall international market.

Cost of goods sold for the quarter and year-to-date reflected a continued improvement. This improvement has been achieved due to new and more efficient machines having been brought on-line - improving productivity.

Gross profit for the quarter totaled $533K, a 15% increase from prior quarter, a 112% increase over same quarter prior year and a 87% increase over the same period year-to-date. The results achieved are a direct result of increased sales and improved profit margins.

Consolidated selling expenses increased for the quarter and on a year-to-date basis due to market development both domestically and internationally, and the start of hiring, advertising, developing new markets and R&D.

Consolidated administrative and general expenses have also increased for the period and on a year-to-date basis. The Increased costs incurred are a direct results of increased sales and continued patent development and filing.

Due to the increased sales achieved, results from operations for the quarter increased by 13% from prior quarter and 170% over the comparable prior quarter and 280% comparable period year-to-date.

Other income and expenses increased by $24K for the quarter but reflected a $19K increase from the comparable period prior year. The increased expenses incurred are primarily due to increased legal patent costs, royalty costs and interest expenses incurred.

Net income for the quarter increased by 2% from the prior quarter or $3k. Year-to-date results totaled $372k and were $366k over prior year's results. These results are due to the increase in revenues achieved, continued improvements in productivity and maintenance of cost controls.

Results for the balance of the year are expected to show continued improvement, particularly as the domestic market is penetrated, existing foreign distributors increase market coverage and new international distributors are signed-up for targeted markets.

Financial results for Micro-Lok Mexico have been satisfactory and the company is slowly penetrating the Mexican dental implant market. YTD the company has generated $93k of gross revenue and a profit totaling $11k. The company expects the operation to grow at approximately 15% a year.

Orthogen Corporation's presently does not generate any revenues. Currently, the company requires continued support of approximately $18,000 per month. Orthogen is not expected to turn profitable until late next year. The company is primarily engaged in research and development of dental and related medical products. Revenues are being developed and will be derived from licensing and royalty agreements and technology adopted by Bio-Lok for its product line or to augment the product line.

FINANCIAL CONDITION. Cash flow provided from operations for the quarter continued to improve and year-to-date reflect a $55k improvement which is well over prior years activity. The increased cash availability is being utilized to assist in building the domestic market. The improvement of cash flow is expected to continue as revenue increases are maintained.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings          -  No legal proceedings.

Item 2.  Changes in Securities      -  No change for the quarter.

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

BIO-LOK INTERNATIONAL INC.

     (Registrant)




Date:  September 11, 2000           By: /s/ Ingo K. Kozak
                                        ---------------------------------------
                                        Ingo K. Kozak, CFO and VP-Finance




Date:  September 11, 2000           By: /s/  Bruce L. Hollander
                                        ---------------------------------------
                                        Bruce L. Hollander, President & CEO