Form 10KSB
period 2000-10-31
BIO LOK INTERNATIONAL INC
filed 2001-02-05
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal Year ending  OCTOBER 31, 2000
                                      -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

       For the Transition period from _______________ to ___________________


COMMISSION FILE NUMBER    33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)


     DELAWARE                                               65-0317138
-------------------                                    -------------------
(State or other jurisdiction of                        (IRS  Employer
incorporation or organization)                         Identification No.)

312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA        33442
------------------------------------------------       ----------
(Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (954) 698-9998

----------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

     Common Stock, $.01 par value     NASD OTC Bulletin Board


Securities registered pursuant to Section 12(g) of the Act:       None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ].

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $ 2,441,997
                                                            -------------

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock per the NASDAQ Bulletin Board on October 31, 2000, was $2,423,542.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES [X] NO [ ]

As of October 31, 2000, the Registrant had 6,085,348 Common Stock shares outstanding, at a par value $.01 per share.

                                    Continued

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Minutes of Shareholders Meeting of Annual Meeting dated March 22, 2000, are incorporated by reference into Part I of this Report.

Portions of the Annual Report for fiscal year ended October 31, 2000, are incorporated by reference into Part II, III, and IV of this Report.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description  of Business..........................................  2
Item 2.  Description of Property...........................................  5
Item 3.  Legal Proceedings.................................................  5
Item 4.  Submission of Matter to a Vote of Security Holders................  5

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........  5
Item 6.  Management's Discussion and Analysis or Plan of Operation.........  6
Item 7.  Financial Statements..............................................  6
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Matters.................................................  6

                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons......  7
Item 10. Executive Compensation............................................  7
Item 11. Security Ownership of Certain Beneficial Owners and Management....  8
Item 12. Certain Relationships and Related Transactions....................  8
Item 13. Exhibits, List and Reports on Form 8-K............................  8







                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

From 1987 to 1991 the Company via its subsidiary developed its dental implant product line while still acting as a subcontractor for numerous entities manufacturing dental implants and blade implant products, industrial parts, etc. Since 1991 the dominant portion of Bio-Lok's business was directed towards its own proprietary product line and specifically the development, improvement, marketing and distribution of a dental implant system with all related and associated parts.

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

On November 1, 1999, Bio-Lok International, Inc. activated MicroLok Mexico S.A. DE C.V. The corporation represents a wholly owned entity of the Company and was set up to develop the Mexico dental market.

On March 15, 2000, Bio-Lok International, Inc. acquired Orthogen Corporation with stock. The company is a research and development entity with two employees and a consultant who is a member of the faculty at UMD New Jersey Medical & Dental School. Additionally, with the acquisition, Bio-Lok obtained two (2) patents and two (2) pending patents. The patents brought a new technology to Bio-Lok which will be incorporated into its dental implant product line. The technology is being incorporated into the "Laser-Lok" implant style which should be marketed by late 2001.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

No segmentation of business activity is completed on a financial reporting basis. The company markets one product line the "Micro-Lok Precision Dental Implant System" both domestically and internationally.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Bio-Lok is a manufacturer and distributor of precision dental implants, related prosthetics and devices, associated tools, and irrigation drills for the dental market and the product line is marketed as the "Micro-Lok Precision Dental Implant System". Bio-Lok via predecessor entities and management has been involved in the design, development and manufacture of dental products for over 21 years. The Company manufactures its own product line and has received 510(k) registrations from the FDA for required products.

The Company has completed and obtained its ISO 9001 / EN 46001 and Annex II (CE mark) certification on June 10, 1998. The Company was re-certified in 2000 - an annual process. ISO certification permits the Company to import and market its product within the EEC.

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

The dental products Bio-Lok manufactures and markets are as follows:



         -  3.45mm Platform       - Micro-Lok Screw Implant 3.45mm body to head;
                                  - Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;
                                  - Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;




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

         -  6.50 mm Platform      - Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm


         - an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis;
         - all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;
         - a large selection of four(4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counterbores;
         - and, a select number of products utilized in implantology and purchased for re-sale.

RAW MATERIALS.

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

EMPLOYEES.

At fiscal year ended October 31, 2000, the Registrant employed 19 individuals. None of the employees are affiliated with unions and the Registrant considers its relations with its employees to be good.

COMPETITION.

The corporation's competition consists of a number of entities - approximately 10 primary competitors. The major competitors are Nobel Biocare, Sulzer Dental, BioMed-Implant Innovations Inc. (3I), Lifecore Biomedical, Sterngold, Straumann, and etc. To compete and overcome the competitor(s) advantages in the marketplace Bio-Lok offers to the market a product line designed and manufactured in-house; a product line which represents "State of the Art" based on today's technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and etc. which provide strength and fit to the product line. Due to these factors Bio-Lok anticipates to be able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.

                   OTHER INFORMATION RELATING TO THE BUSINESS

RESEARCH AND DEVELOPMENT.

Product research is being completed continually on the existing product line, new ideas and concepts relating to dental implantology and the development of new implant, prosthetic and tooling designs. New products will be and are being brought to market as clinical evaluations, studies and testing are completed. In early 1998 the Micro-Lok Cylinder (knurled body type) implant was introduced to the market; in late 1998 the "Silhouette" screw implant with associated spade drills was brought to market in a 5.0mm platform design; and, in 1999 a 3.45, 4.00mm and 6.50mm platform "Silhouette" screw implant was introduced along with a new style abutment - the "Custom Abutment".

Product currently under final evaluation, trials and testing is the laser-edged implant - "laser-Lok". The new implants are expected to be brought to market late 2001. The implant collars have been redesigned and laser-edged to promote and improve tissue adheasion. The improved implant should reduce bone loss and lessen periodontal problems.

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

ITEM 2. DESCRIPTION OF PROPERTY

Registrant's principal executive and manufacturing facility is located in Deerfield Beach, Florida. The facility is considered to be in good condition, fully utilized, and consists of 7,690 sq. ft. of leased plant and offices. Presently, the company is looking for more space due to increased business activity.

The Company's manufacturing facility consists of numerous automated CNC and manual lathe machines. During 2000 two (2) new and one (1) used machine. The added machines where required to maintain production requirements due to increased business.

TRADEMARKS AND PATENTS.

The Company has filed trademarks on the company name and logo, and its dental implant product line name and logo.

The Company owns a number of patents. These patents were obtained or have been transferred and assigned to the Company. The Company has been granted a total of thirteen (13) patents, has six (6) patent pending and has three (3) patents pending final documentation for filing.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 2000 was the election of Directors and the re-appointment of independent Auditor. Details of the Annual Stockholder's Meeting are contained in the minutes of the Annual Meeting held on March 22, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registered Common Stock is traded on the NASDAQ Bulletin Board and is traded under the symbol "BLLI". Stock and company information may also be obtained via the Internet. Stock market trading values since 4/17/00 have been as follows:

           Date              High             Low               Close
           ---------         ----             ---               -----
           4/17/00           2.00             1.01              2.00
           4/28/00           2.75              .88              2.00
           5/31/00           2.00              .88              1.06
           6/30/00           1.50             1.13              1.50
           7/31/00           1.44             1.44              1.44
           8/31/00           1.50             1.44              1.50
           9/29/00           1.94             1.50              1.88
          10/31/00           1.03              .75              1.03

As of October 31, 2000, there were approximately 584 shareholders of record of the Bio-Lok International, Inc.'s Common Stock. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners. As of October 31, 2000, there where 10,000,000 shares of Common Stock authorized and 6,085,348 shares of Common Stock outstanding.

The Company has not paid any cash dividend on its Common Stock since current management joined the company. The Company does not anticipate the payment of any dividends in the near future. The Board of Directors follow a policy of retaining earnings for growth and continued development of the company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Management's discussion, analysis of financial condition and results of operation are included and detailed in the Annual Report for fiscal year ending October 31, 2000, attached hereto and as detailed in the section titled "Management's Discussion and Analysis."

ITEM 7. FINANCIAL STATEMENTS

The information is provided under the attached document (Item 13. (a) Exhibit
13) titled "Annual Report" for the year ended October 31, 2000, attached hereto and as incorporated by reference into this Report. Summary financial results where as follows:

                           BIO-LOK INTERNATIONAL INC.

                                                 October 31,
                                                    2000
                                                 -----------
         BALANCE SHEET:

                  Current assets...............  $1,837,471
                  Non-current assets...........     615,786
                  Total Assets.................   2,453,257
                  Current liabilities..........     756,037
                  Non-current liabilities......     422,671
                  Stockholders' Equity.........   1,274,549

                                                          Year Ended
                                                 ----------------------------
                                                  Oct. 31,          Oct. 31,
                                                    2000              1999
                                                 ----------        ----------
                                                                  (Re-stated)
         INCOME STATEMENT:
                  Net Sales....................  $2,441,997        $1,511,975
                  Gross Profit.................   1,823,916         1,208,216
                  Sales Expense................     297,534           192,626
                  General & Admin. Exp.........     919,842           832,562
                  Income from Operations.......    6 06,540           183,028
                  Other Inc./(Exp).............    (100,164)          (96,359)
                  Net income...................     506,376            86,669



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        - NONE -

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on page 1 through 3 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 22, 2000, is incorporated by reference into this Report.

BOARD OF DIRECTORS.

Directors of Bio-Lok International, Inc. hold offices for either one (1) or two
(2) year terms. Terms are set on and details per Proxy Statements relating to the Annual Meeting of Shareholders last held on March 22, 2000.

Compensation of Directors has been limited to issuing individuals common stock shares of Bio-Lok International, Inc. for services and support of the company.

EXECUTIVE OFFICERS.

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment's during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant scheduled for March 7, 2001.


Positions and Offices Held                    Occupations or Employment During
and Principal Name and Age                             Past Five Years
--------------------------                    --------------------------------
Bruce L. Hollander  (62)           Chief Executive Officer, and President effective 12/13/95;
                                   positions held outside of the company -  President & CEO
                                   Lion Wines & Spirits, Inc., 1992 - 1995.

Ingo K. Kozak (59)                 Director, CFO, Secretary and Vice President - Finance effective
                                   8/95;  previously Director and Vice President - Finance effective
                                   2/94 to 7/95.

At the Annual Stockholders Meeting held 3/22/00 the following Directors were re-elected to the Board of Directors of the company:

Harold Alexander, PhD. (61)        Director; President of Orthogen Corporation; Editor of Journal
                                   of Biomedical Materials Research.


ITEM 10. EXECUTIVE COMPENSATION

The information relating to executive officer's compensation, is incorporated by reference, is set forth under the caption "Compensation of Directors" and "Summary Compensation Table" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 22, 2000, and in the footnotes of the Annual Report attached hereto as an Exhibit.

Bio-Lok does not have any formal pension and profit sharing plans in place, but does offer a 401(k) plan to its employees. Under the plan the Company, at its option, may participate up to 50% of 10% of plan participants contributions. Additionally, the Board of Directors of the Company may, from time to time, grant Common Stock or Purchase Options to officers, directors and key employees. Directors of the Company may be reimbursed for expenses incurred.

The Board of Directors of the Company in 1993 approved the establishment of a Stock Option Plan for the purchase of common stock based on performance for officers and employees. To date no Plan has been formally established but awards have been granted to officers and employees ar merited by the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to directors and executive officers' security ownership is incorporated by reference, and is set forth under the caption "Secured Ownership of Certain Management" and reflected on page 3 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 22, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                               CONSULTING SERVICES

Bio-Lok has and continually is negotiating with a number of clinicians and individuals to provide continued consulting, collaboration, clinical services, marketing, promotional and sales support to the Company.

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

The Company at the time of the acquisition of Orthogen Corporation entered into a employment agreement with its elected President and a consulting agreement with a Doctor and Associate Professor. These contracts have a term of five (5) years.

No other contracts had been entered into as of October 31, 2000.

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

MicroLok Mexico S.A. DE C.V. and Orthogen Corporation are being accounted as individual corporations, wholly owned by Bio-Lok International, Inc. and financial results are included in consolidated reported of its parant Bio-Lok International, Inc.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.     Description
      -----------     -----------

         3.1          Articles of Incorporation*

         3.2          By-Laws*
                      Amendment to By-Laws

         13 Annual Report to Shareholders which includes the Independent Auditor's Report for the Registrant for the year ended October 31, 2000. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

         16           Letter on change in certifying accountants*

         27           Financial Data Schedule (for SEC use only)

               * Filed previously

(b) REPORTS ON FORM 8-K             None

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BIO-LOK INTERNATIONAL INC. (Registrant)

Date: January 29, 2001                  By /s/ Bruce L. Hollander
                                           -------------------------------------
                                           Bruce L. Hollander, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.


        Signature                       Title
        ---------                       -----
/s/ Bruce L. Hollander
---------------------------       President, CEO and Director                    Date:  January 29, 2001
    Bruce L Hollander



/s/ Ingo K. Kozak
---------------------------        VP - Finance, CFO, Secretary and Director     Date:  January 29, 2001
    Ingo K. Kozak




Attachment:        2000 Annual Report

                                                           STATE OF DELAWARE
                                                           SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 09:00 AM 12/15/2000
                                                           001631671 - 2139892


                                STATE OF DELAWARE
                           CERTIFICATE OF AMENDMENT OF
                          CERTIFICATE OF INCORPORATION

BIO-LOK INTERNATIONAL INC. a corporation organized and existing under and by virtue of the General Corporate Laws of the State of Delaware.

DOES HEREBY CERTIFY:

FIRST: That at a Board of Directors Meeting held on November 6, 2000, the Board recommended and unanimously approved that the authorized common stock of the corporation be increased.

SECOND: At the meeting of the Board of Directors held on November 6, 2000, said amendments and other resolutions were duly adopted in accordance with the provisions of Section 242 of the General Corporate Laws of the State of Delaware at the meeting of the Board of Directors. The resolutions setting for the proposed amendment are as follows:

         RESOLVED, that the Common Stock of said corporation be increased to 15,000,000 of common stock shares authorized at a par value of $.01 per share.

         RESOLVED, that 500,000 shares of Convertible Preferred Stock shares be authorized at a par value of $.75 per share.

         RESLOVED, THAT THE certificate of this corporation be amended by changing the Articles thereof number "IV - Authorized Shares" so that, as amended said Article's first sentence shall be and read as follows:

                         "The Corporation shall have authority to issue an aggregate of 15,000,000 shares of common stock, par value $.01 (hereinafter the "Common Stock") and an aggregate of 500,000 share of convertible preferred stock shares, par value $.75 (herein after the "Preferred Stock")."

THIRD: that said amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporate Laws of the State of Delaware.

FOURTH: That the capital of said corporation shall not be modified under or by reason of said amendment.

IN WITNESS WHEREOF said Corporation's Board of Directors have caused this certificate to be singed by Bruce L. Hollander, its CEO and President, and Ingo
K. Kozak, a Director and its Secretary of the Corporation, this December 12,
2000.




                            By: /s/ Bruce L. Hollander
                                -----------------------------------------------
                                Bruce L. Hollander, CEO and President



                            Attest: /s/ Ingo K. Kozak
                                    -------------------------------------------
                                    Ingo K. Kozak, Secretary of the Corporation