Form 10QSB
period 2001-01-31
BIO LOK INTERNATIONAL INC
filed 2001-03-15
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal Year ending  JANUARY 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the Transition period from ____________________ to _____________________


                       COMMISSION FILE NUMBER 33-24566-A

                           BIO-LOK INTERNATIONAL INC.
                      (Name of registrant in its charter)


           DELAWARE                                               65-0317138
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

312 S. Military Trail, Deerfield Beach, Florida               33442
------------------------------------------------              -----
(Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:         (954) 698-9998


Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of Each Class              Name of Each Exchange On Which Registered
-------------------------------        -----------------------------------------
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES [X] NO [ ]

As of January 31, 2001, the Registrant had 6,085,348 Common Stock shares outstanding, at a par value $.01 per share.

                                TABLE OF CONTENTS



                                                     PART I

Item 1.           Financial Statements...........................................................2
                  Condensed Consolidated Statement of Income for the three months ended January 31, 2001 and 2000
                  Condensed Consolidated Balance Sheets for January 31, 2001
                           and October 31, 2001
                  Condensed Consolidated Statements of Cash Flows for three
                           month ended January 31, 2001 and 2000

Item 2.           Management's Discussion and Analysis of Financial Results of Operations........7
                  Financial Condition............................................................8


                                                      PART II

Item 6.           Exhibits, List and Reports on Form 8-K.........................................8



PART I

ITEM 1.  FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                           Three Months Ended
                                               January 31,
                                     ------------------------------
                                         2001               2000
                                     ----------          ----------

Net Sales                            $  708,433          $  452,603
Cost of Goods Sold                      179,895             150,731
                                     ----------          ----------
GROSS PROFIT                            528,538             301,872
                                     ----------          ----------
Selling                                  88,471              41,285
Admin. & General Exp                    237,973             155,883
                                     ----------          ----------
                                        326,444             197,168
                                     ----------          ----------
Operating Income                        202,094             104,704
                                     ----------          ----------
Interest Expense                         28,089              22,619
Other (Income)/Expense                   28,174              17,478
                                     ----------          ----------
                                         56,263              40,097
                                     ----------          ----------
Income before Taxes                     145,831              64,607
Income Taxes                                  0                   0
                                     ----------          ----------
NET INCOME                           $  145,831          $   64,607
                                     ==========          ==========
Net Income Available to

Common Share Owners                  $  145,831          $   64,607
                                     ==========          ==========
Net Income per Common Share          $      .02          $      .01
                                     ==========          ==========
Dividends per Common Share           $      -0-          $      -0-
                                     ==========          ==========
Average Common Shares
  Outstanding                         6,085,348           5,642,275


            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                              January 31,           October 31,
                                                 2001                  2000
                                              -----------           -----------
 ASSETS
 Current Assets
    Cash                                      $     5,165           $    63,024
    Accounts Receivable (Net)                     853,380               649,740
    Inventory                                   1,121,765             1,082,062
    Other Current Assets                           59,195                42,645
                                              -----------           -----------
 Total Current Assets                           2,039,505             1,837,471
                                              -----------          -----------

 Net Machinery & Equipment                        403,490               403,814
                                              -----------           -----------

 Other Assets -- Inventory                        195,066               195,066
              -- Other                             10,562                16,906
                                              -----------           -----------
                                                  205,628               211,972
                                              -----------           -----------
 TOTAL ASSETS                                 $ 2,648,623           $ 2,453,257
                                              ===========           ===========

 LIABILITIES & EQUITY
 Current Liabilities
    Revolving Loan                            $   492,814           $   475,980
    Accts. Payable & Accr. Exp                     73,686                58,625
    Accounts Payable - Other                       51,746                11,339
    Notes & Loans payable - current               126,648               160,137
    Liabilities under capital leases               42,672                38,581
    Due to related parties                         11,375                11,375
                                              -----------           -----------
 Total Current Liabilities                        798,941               756,037
                                              -----------           -----------

 Long-Term Liabilities
    Notes & Loans payable-noncurrent              275,790               272,803
    Liabilities under capital leases              153,512               149,868
                                              -----------           -----------
 Total Long-Term Liabilities                      429,302               422,671
                                              -----------           -----------

 Total Liabilities                              1,228,243             1,178,708
                                              -----------           -----------

 STOCKHOLDERS' EQUITY

   Common Stock - authorized
      15,000,000, par value $.01;
      outstanding 6,085,348 and
      6,085,348 shares respectively;               60,854                60,854
   Preferred Stock - authorized
      500,000 par value $.75;
      outstanding 0 shares;                             0                   n/a
   Paid-in Capital                              2,221,586             2,221,586
   Retained Earnings                           (1,007,891)           (1,007,891)
   Retained Earnings-Current Year                 145,831
                                              -----------           -----------
 Total Equity                                   1,420,380             1,274,549
                                              -----------           -----------

 TOTAL LIABILITIES & EQUITY                   $ 2,648,623           $ 2,453,257
                                              ===========           ===========


            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                           January 31,
                                                   ---------------------------
                                                      2001              2000
                                                   ---------         ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                $ 145,831         $  64,607
     Adjustments to reconcile:
  Depreciation                                        21,040            14,367
  Valuation of shares
  Change in Current assets & liabilities:
     (Incr.) decr. in accts. rec                    (203,640)          (12,847)
     (Incr.) decr. in inventories                    (39,703)           13,723
     (Incr.) decr. in prepaid & other                (10,210)          (17,996)
     (Incr.) decr. in deposits                        (2,218)            3,091
     Incr. (decr.) in A/P & Accr. exp                 55,468            (7,750)
                                                   ---------         ---------
  Net Cash (used) by Operating                       (33,432)           57,194
                                                   ---------         ---------
FROM INVESTING ACTIVITIES:
  Property, Plant & Equipment                        (18,495)          (21,687)
                                                   ---------         ---------
  Net Cash (used) by Investing Activities            (18,495)          (21,687)
                                                   ---------         ---------
FROM FINANCING ACTIVITIES:
  Net proceeds - revolving loan                       16,834            14,359
  Increase in Long Term Debt                         (22,766)          (47,030)
                                                   ---------         ---------
  Net Cash Used for Financing Activities              (5,932)          (32,671)
                                                   ---------         ---------

NET INCREASE (DECREASE) IN CASH                    $ (57,859)        $   2,836
      Cash - Beginning of Period                      63,024            17,079
                                                   ---------         ---------
      Cash - End of Period                         $   5,165         $  19,915
                                                   =========         =========

      Interest Paid                                $  28,089         $  22,619
      Income Taxes Paid                            $     -0-         $     -0-


            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. ("Bio-Lok"). The consolidated results include the activities of Micro-Lok Mexico and Orthogen Corporation.

Revenues are recognized as product is shipped; inventory is stated at lower of average cost or market; inventory which is not expected to be sold in one year is classified as long-term; and, property and equipment are stated at cost, less accumulated depreciation.

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

The acquisition of Orthogen Corporation brought an advanced biomaterials R&D corporation to Bio-Lok. Orthogen, together with researchers at the UMD-New Jersey Dental School and New York's Hospital for Joint Diseases, uncovered basic and wide-ranging surface-modification and bone growth enhancement techniques for controlling cellular interaction. Experimental results indicate that these techniques can be used to enhance tissue integration into implants, minimize ingrowth of undesirable tissue types, and increase the longevity of implants.

NOTE C - INVENTORIES

Inventories at January 31, 2001, and October 31, 2000, consisted of the following:

                                      JANUARY 31, 2001  OCTOBER 31, 2000
                                      ----------------  ----------------
          Raw Materials & Supplies    $     33,525      $     31,122
          Work in Process                  535,977           498,373
          Finished Goods                   747,329           747,633
                                       -----------       -----------
                                      $  1,316,831      $  1,277,128
                                       ===========      ============


The net increase in inventory year-to-date totaled $39,703. The increase is attributable to increases in sales activity of 57% over the same period prior year and an 18% increase from prior quarter. Inventory classified as non-current and included in finished goods was $195,066 the same as for fiscal year end.

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF BIO-LOK INTERNATIONAL INC. At January 31, 2001, the income statement represents only Bio-Lok International Inc. Income from operations totaled $202k and was $146k at net income. The increase in results obtained was primarily due to increased sales realized for the quarter. The increased sales where generated from existing and new markets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME

Net sales (revenues) for the quarter increased by 57% over the comparable quarter prior year and 18% over the prior quarter. The continued increase in sales is attributable to expansion of existing markets and new markets entered.

COST OF GOODS SOLD

Cost of goods sold as related to net sales decreased by 8% for the quarter over the comparable quarter prior year. The decrease was a direct result of lower costs incurred for the production of the product line due new and added machinery coming on-line.

GROSS PROFIT

Gross profit for the period increased by $227k or 75% over the comparable period prior year. Gross Profit as a percent of sales increased by 8% for the quarter compared to the same period prior year. The increase is due to lower costs realized in the production of products as production was increased due to increased sales.

SELLING EXPENSES

Selling expenses increased by 114% over the comparable period prior year and the increase was due to staff additions to cover domestic market development.

ADMINISTRATIVE & GENERAL EXPENSES

Administrative and general expenses increased by 53% over the comparable period prior year and 8% over the prior period. These cost increases are attributable to continued market development and sales growth realized.

OPERATING INCOME

Results from operations totaled $202k and represented $97k increase over prior years same period results. The increased results are due to increased sales and related reduction in cost of goods sold.

OTHER INCOME/EXPENSES

Other expenses increased by $11k or 61% for the period over the comparable period prior year. The increase is attributed to royalty payments paid due to increased sales and legal costs incurred for patents documentation.

NET INCOME

Net income for the quarter was $146K compared to $65k for the comparable period prior year. The higher net income is attributable to higher sales results and improved cost of goods realized for the period.

                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow decreased by $58k to $5k for the period. Cash flow for the period was impacted by receivable growth and timing of related payments on international accounts. Cash flow is expected to increase again over the ensuing months.

FINANCING

No new financing activities have been entered into for the quarter. The current revolving asset-based loan will terminate April 1, 2001, but management anticipates that lender will continue to finance company. As an alternative the company expects to float a private placement to raise $500,000 to $1,000,000 of equity. The equity will be utilized for marketing activities and general working capital.

PART II.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) Reports on Form 8-K - none -

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       BIO-LOK INTERNATIONAL INC. (Registrant)


   Date:  March 12, 2001               By    /s/ Bruce L. Hollander
                                          ----------------------------------
                                            Bruce L. Hollander, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

      SIGNATURE                         TITLE

/s/ Bruce L. Hollander       President, CEO and Director    Date: March 12, 2001
-----------------------
    Bruce L. Hollander



/s/ Ingo K. Kozak          VP - Finance, CFO, Secretary     Date: March 12, 2001
-----------------------              and Director
    Ingo K. Kozak