Form 10QSB
period 2001-04-30
BIO LOK INTERNATIONAL INC
filed 2001-06-14
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal Year ending  APRIL 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

       For the Transition period from __________________ to ____________________


COMMISSION FILE NUMBER    33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)


     DELAWARE                                                   65-0317138
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA              33442
------------------------------------------------           ----------
(Address of principal executive offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (954) 698-9998

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES [X] NO [ ]

As of April 30, 2001, the Registrant had 6,085,348 Common Stock shares outstanding, at a par value $.01 per share.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Financial Statements.................................................2

         Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2001 and 2000....................2

         Condensed Consolidated Balance Sheets as of  April 30, 2001
                  and October 31, 2000........................................3

         Condensed Consolidated Statements of Cash Flows for six month ended April 30, 2001 and 2000...............................4

         Notes to Condensed Consolidated Financial Statements.................5

Item 2.  Management's Discussion and Analysis of Financial Results of
         Operations...........................................................6

         Financial Condition..................................................7

                                     PART II

Item 6.  Exhibits, List and Reports on Form 8-K...............................7

PART I

ITEM 1. FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                       Three Months Ended                     Six Months Ended
                                             April 30,                            April 30,
                                   ----------------------------        ----------------------------
                                      2001              2000               2001             2000
                                   ----------        ----------        ----------        ----------
NET SALES                          $  595,373        $  664,701        $1,303,806        $1,117,304
Cost of Goods Sold                    144,818           200,268           324,713           350,999
                                   ----------        ----------        ----------        ----------
GROSS PROFIT                          450,555           464,433           979,093           766,305
                                   ----------        ----------        ----------        ----------
Selling                               128,328            94,402           216,799           135,687
Admin. & General Exp                  292,483           193,886           558,630           367,248
                                   ----------        ----------        ----------        ----------
                                      420,811           288,288           775,429           502,935
                                   ----------        ----------        ----------        ----------
OPERATING INCOME                       29,744           176,145           203,664           263,370
                                   ----------        ----------        ----------        ----------
Interest Expense                       28,201            23,976            56,290            46,594
                                   ----------        ----------        ----------        ----------
NET INCOME                         $    1,543        $  152,169        $  147,374        $  216,776
                                   ==========        ==========        ==========        ==========
Net Income Available to
Common Share Owners                $    1,543        $  152,169        $  147,374        $  216,776
                                   ==========        ==========        ==========        ==========
Net Income per Common Share        $      -0-        $      .02        $      .02        $      .04
                                   ==========        ==========        ==========        ==========
Dividends per Common Share         $      -0-        $      -0-        $      -0-        $      -0-
                                   ==========        ==========        ==========        ==========
Average Common Shares
         Outstanding                6,085,348         5,859,802         6,085,348         5,756,457




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                               April 30,           October 31,
                                                 2001                  2000
                                             -----------           -----------
ASSETS

Current Assets
   Cash                                      $    14,113           $    63,024
   Accounts Receivable (Net)                     800,001               649,740
   Inventory                                   1,127,182             1,082,062
   Other Current Assets                           91,759                42,645
                                             -----------           -----------
Total Current Assets                           2,033,054             1,837,471
                                             -----------           -----------
Net Machinery & Equipment                        548,900               403,814
                                             -----------           -----------
Other Assets - Inventory                         195,066               195,066
             - Other                              16,142                16,906
                                             -----------           -----------
                                                 211,208               211,972
                                             -----------           -----------
TOTAL ASSETS                                 $ 2,793,162           $ 2,453,257
                                             ===========           ===========

LIABILITIES & EQUITY

Current Liabilities
   Revolving Loan                            $   507,795           $   475,980
   Accts. Payable & Accr. Exp                     87,370                58,625
   Accounts Payable - Other                       57,482                11,339
   Notes & Loans payable - current               167,594               160,137
   Liabilities under capital leases               56,406                38,581
   Due to related parties                         11,375                11,375
                                             -----------           -----------
Total Current Liabilities                        888,022               756,037
                                             -----------           -----------

Long-Term Liabilities
   Notes & Loans payable-noncurrent              276,816               272,803
   Liabilities under capital leases              206,401               149,868
                                             -----------           -----------
Total Long-Term Liabilities                      483,217               422,671
                                             -----------           -----------

Total Liabilities                              1,371,239             1,178,708
                                             -----------           -----------

STOCKHOLDERS' EQUITY
  Common Stock - authorized
     15,000,000, par value $.01;
     outstanding 6,085,348 and
     6,085,348 shares respectively;               60,854                60,854
  Preferred Stock - authorized
     500,000 par value $.75;
     outstanding 0 shares;                             0                   n/a
  Paid-in Capital                              2,221,586             2,221,586
  Retained Earnings                           (1,007,891)           (1,007,891)
  Retained Earnings-Current Year                 147,374
                                             -----------           -----------
  Total Equity                                 1,421,923             1,274,549
                                             -----------           -----------

TOTAL LIABILITIES & EQUITY                   $ 2,793,162           $ 2,453,257
                                             ===========           ===========



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                                April 30,
                                                    -----------------------------
                                                       2001               2000
                                                    ---------           ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                 $ 147,374           $ 216,776
     Adjustments to reconcile:
  Depreciation                                         44,731              32,091
  Valuation of shares
  Change in Current assets & liabilities:
     (Incr.) decr. in accts. rec                     (150,260)           (121,702)
     (Incr.) decr. in inventories                     (45,120)             14,227
     (Incr.) decr. in prepaid & other                 (47,270)                900
     (Incr.) decr. in deposits                         (1,080)             (5,653)
     Incr. (decr.) in A/P & Accr. exp                 100,170              14,960
                                                    ---------           ---------
  Net Cash (used) by Operating                         48,545             151,599
                                                    ---------           ---------
FROM INVESTING ACTIVITIES:

  Property, Plant & Equipment                        (189,818)            (23,375)
  Cash received in Orthogen Corp. purchase                  0               1,214
                                                    ---------           ---------
  Net Cash (used) by Investing Activities            (189,818)            (22,161)
                                                    ---------           ---------

FROM FINANCING ACTIVITIES:

  Net proceeds - revolving loan                        31,814              20,028
  Increase in Long Term Debt                           60,547            (106,253)
                                                    ---------           ---------
  Net Cash Used for Financing Activities               92,361             (86,225)
                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH                     $ (48,911)          $  43,213
      Cash - Beginning of Period                       63,024              17,079
                                                    ---------           ---------
      Cash - End of Period                          $  14,113           $  60,292
                                                    =========           =========
      Interest Paid                                 $  28,202           $  23,976
      Income Taxes Paid                             $     -0-           $     -0-



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

Micro-Lok Mexico S.A. de C.Y. functions as a sales operation for Mexico. Product is shipped to location and redistributed to customers when purchased.

Orthogen Corporation is an advanced biomaterials R&D corporation. Orthogen, together with researchers at the UMD-New Jersey Dental School and New York's Hospital for Joint Diseases, uncovered basic and wide-ranging surface-modification and bone growth enhancement techniques for controlling cellular interaction.

NOTE C - INVENTORIES

         Inventories at April 30, 2001, and October 31, 2000, consisted of the following:

                                     April 30, 2001        October 31, 2000
                                     --------------        ----------------

         Raw Materials & Supplies     $   37,443              $   31,122
         Work in Process                 333,777                 498,373
         Finished Goods                  951,028                 747,633
                                      ----------              ----------
                                      $1,322,248              $1,277,128
                                      ==========              ==========


The net increase in inventory year-to-date totaled $45,120. The increase is attributable to increases in base stock being maintained at select international locations and increased year-to-date sales activity of 17% over the same period prior year. Inventory classified as non-current and included in finished goods was $195,066 the same as for fiscal year end.

NOTE D - FIXED ASSETS

During the current quarter added machinery, new computer hardware and software was acquired totaling $169,101. Year-to-date a total of $189,817 of fixed assets has been acquired. The machinery acquired was to improve production capacity and quality, and the new system hardware and software was acquired to improve and update the system, and to meet added company requirements.

NOTE E - SUMMARIZED INCOME STATEMENT DATA OF BIO-LOK INTERNATIONAL INC.

At April 30, 2001, the income statement represents consolidated Bio-Lok International Inc. Income from operations totaled $38k and $2k at net income. The reduced results over prior quarter and comparable period prior year is attributable to the hire of domestic sales staff, marketing activity, increased research and development expenses, and increases in related headquarters and administrative support.

NOTE F - CHANGE IN BUSINESS ACTIVITY

Effective February 12, 1997, the Plan of Reorganization filed by the Companies was approved by the Court and the plan was implemented as of March 1997. The Company has operated successfully under the Plan of Reorganization. On January 23, 1998, the XI filing was closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective with 2001 Management elected to develop and build its domestic market. In the past only 10% of gross revenue was derived from domestic sales activity with the remaining 90% coming from international marketing activity.

For the development of the domestic market a new product catalog and literature was printed, a Director of National Sales along with two (2) sales persons have been hired along with marketing activity having been expanded. Additional sales people are expected to be hired as the year progresses. With the additional domestic sales staffing, Management expects revenue increases to be realized by late summer. Eventually it is anticipated that the domestic sales growths will exceed 50% annually.

International sales and marketing activity also was accelerated and added markets are expected to be operational later this year.

                              RESULTS OF OPERATIONS

VOLUME

Net sales for the quarter decreased by 19% over the prior quarter, was 10% below the comparable quarter prior year and YTD 17% over the prior years period. Sales in the short term declined as business activity has slowed considerably in the international markets. Management expects the international market slow down to be made up by the development of the domestic market over the next year and the added distributor relationships anticipated to come to fruition later this year.

COST OF GOODS SOLD

Cost of goods sold continues to improve as newer machinery comes on-line and product requirements increase.

GROSS PROFIT

Gross profit for the period decreased by 1% over the prior quarter. Gross Profit as a percent of sales increased by 8% for the quarter compared to the same period prior year. The improved margins where realized due to lower costs incurred for the production of products.

SELLING EXPENSES

Selling expenses increased by 114% over the comparable period prior year and the increase was due to staff additions for the domestic market development.

ADMINISTRATIVE & GENERAL EXPENSES

Administrative and general expenses increased by 51% over the comparable period prior year and decreased by 20% over the prior period. The cost increases are attributable to continued market development and sales growth realized.

OPERATING INCOME

Results from operations totaled $30k and represented a $146k decrease over prior years same period results. The decreased results are primarily due to lower international sales realized for the quarter and increased costs incurred for the development of the domestic market.

INTEREST EXPENSE

Interest expense increased for the quarter by $4k or 18% due to the acquisition and financing of added fixed assets.

NET INCOME

Net income for the quarter was $2k and was 99% below the comparable period prior year. Year-to-date results totaled $147k and were only 32% below the comparable period prior year. The lower results achieved are a direct cause of lower sales realized and the continued development of the domestic market and higher expenses.

                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow increased by $9k for the period from prior period but reflects a decrease of $49k for year-to-date results. Overall, cash flow for the year has been impacted by the purchase of machinery, increase in sales staffing and the continued development of infrastructure for the growth anticipated from the continued development of the domestic market.

FINANCING

For the quarter new financing activities have been entered for the purchase of added machinery and the acquisition of the new computer system. The current revolving asset-based loan has been continued on a month-to-month basis and management anticipates that lender will continue to finance company. As an alternative the company expects to float a private placement to raise $500,000 to $1,000,000 of equity. The equity will be utilized for marketing activities and general working capital.

PART II.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K        - none -

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BIO-LOK INTERNATIONAL INC. (Registrant)

  Date:  June 12, 2001                  By /s/ Bruce L. Hollander
                                           -------------------------------------
                                               Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.


         Signature                        Title
         ---------                        -----



/s/ Bruce L. Hollander            President, CEO and Director                   Date:  June 12, 2001
------------------------------
     Bruce L Hollander



/s/  Ingo K. Kozak
------------------------------    VP - Finance, CFO, Secretary and Director     Date:  June 12, 2001
     Ingo K. Kozak
