Form 10QSB
period 2001-07-31
BIO LOK INTERNATIONAL INC
filed 2001-09-14
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the Quarter ending JULY 31, 2001
                                 -------------

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

----------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:

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

As of April 30, 2001, the Registrant had 6,085,348 Common Stock shares outstanding, at a par value $.01 per share.

                                TABLE OF CONTENT

                                     PART I

Item 1. Financial Statements                                                 2
        Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2001 and 2000
        Condensed Consolidated Balance Sheets as of  July 31, 2001
                 and October 31, 2000
        Condensed Consolidated Statements of Cash Flows for nine
                 months ended July 31, 2001 and 2000
        Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Results of
        Operations                                                           6
        Financial Condition                                                  7

                                     PART II

Item 6. Exhibits, List and Reports on Form 8-K                               8

                                  -------------

PART I

ITEM 1. FINANCIAL STATEMENTS

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                         Three Months Ended                 Nine Months Ended
                                               July 31,                          July 31,
                                    ----------------------------       ----------------------------
                                       2001              2000             2001             2000
                                    ----------        ----------       ----------        ----------
NET SALES                           $  491,634        $  724,927       $1,795,440        $1,842,232
Cost of Goods Sold                     136,762           192,355          461,475           543,355
                                    ----------        ----------       ----------        ----------
GROSS PROFIT                           354,872           532,572        1,333,965         1,298,877
                                    ----------        ----------       ----------        ----------
Selling                                133,255            72,211          350,054           207,898
Admin. & General Exp.                  281,815           273,783          840,445           641,031
                                    ----------        ----------       ----------        ----------
                                       415,070           345,994        1,190,499           848,929
                                    ----------        ----------       ----------        ----------
OPERATING INCOME                       (60,198)          186,578          143,466           449,948
                                    ----------        ----------       ----------        ----------
Interest Expense                        36,798            31,163           93,088            77,758
                                    ----------        ----------       ----------        ----------
NET INCOME                          $  (96,996)       $  155,415       $   50,378        $  372,190
                                    ==========        ==========       ==========        ==========
Net Income Available to

Common Share Owners                 $      n/a        $  155,415       $   50,378        $  372,190
                                    ==========        ==========       ==========        ==========
Net Income per Common Share         $      n/a        $      .02       $      .01        $      .06
                                    ==========        ==========       ==========        ==========
Dividends per Common Share          $      -0-        $      -0-       $      -0-        $      -0-
                                    ==========        ==========       ==========        ==========
Average Common Shares
         Outstanding                 6,085,348         6,055,358        6,085,348         5,846,127




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                            July 31,           October 31,
                                              2001                 2000
                                           -----------         -----------
ASSETS

Current Assets
   Cash                                    $    16,925         $    63,024
   Accounts Receivable (Net)                   678,111             649,740
   Inventory                                 1,077,576           1,082,062
   Other Current Assets                        227,555              42,645
                                           -----------         -----------
Total Current Assets                         2,000,167           1,837,471
                                           -----------         -----------

Net Machinery & Equipment                      525,754             403,814
                                           -----------         -----------

Other Assets -- Inventory                      189,066            195,066
             -- Other                           14,768             16,906
                                           -----------         -----------
                                               203,834            211,972
                                           -----------         -----------
TOTAL ASSETS                               $ 2,729,755         $ 2,453,257
                                           ===========         ===========

LIABILITIES & EQUITY

Current Liabilities

   Revolving Loan                          $   522,126         $   475,980
   Accts. Payable & Accr. Exp                  164,561              58,625
   Accounts Payable - Other                     28,129              11,339
   Notes & Loans payable - current             155,857             160,137
   Liabilities under capital leases             57,969              38,581
   Due to related parties                       36,375              11,375
                                           -----------         -----------
Total Current Liabilities                      965,017             756,037
                                           -----------         -----------

Long-Term Liabilities

   Notes & Loans payable-noncurrent            248,502             272,803
   Liabilities under capital leases            191,309             149,868
                                           -----------         -----------
Total Long=-Term Liabilities                   439,811             422,671
                                           -----------         -----------

Total Liabilities                            1,404,828           1,178,708
                                           -----------         -----------

STOCKHOLDERS' EQUITY

  Common Stock - authorized
     15,000,000, par value $.01;
     outstanding 6,085,348 and
     6,085,348 shares respectively;             60,854              60,854
  Preferred Stock - authorized
     500,000 par value $.75;
     outstanding 0 shares;                           0                 n/a
  Paid-in Capital                            2,221,586           2,221,586
  Retained Earnings                         (1,007,891)         (1,007,891)
  Retained Earnings-Current Year                50,378
                                           -----------         -----------
  Total Equity                               1,324,927           1,274,549
                                           -----------         -----------

TOTAL LIABILITIES & EQUITY                 $ 2,729,755         $ 2,453,257
                                           ===========         ===========



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                              July 31,
                                                    --------------------------
                                                       2001            2000
                                                    ---------        ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                 $  50,378        $ 372,190
     Adjustments to reconcile:
  Depreciation                                         72,406           54,038
  Valuation of shares
  Change in Current assets & liabilities:
     (Incr.) decr. in accts. rec                      (28,371)        (293,974)
     (Incr.) decr. in inventories                      10,486           53,679
     (Incr.) decr. in prepaid & other                (182,772)           3,466
     (Incr.) decr. in deposits                              0              500
     Incr. (decr.) in A/P & Accr. exp                 122,726           27,461
                                                    ---------        ---------
  Net Cash (used) by Operating                         44,853          217,360
                                                    ---------        ---------
FROM INVESTING ACTIVITIES:

  Property, Plant & Equipment                        (194,346)         (35,068)
  Cash received in Orthogen Corp. purchase                  0            1,214
                                                    ---------        ---------
  Net Cash (used) by Investing Activities            (194,346)         (33,854)
                                                    ---------        ---------

FROM FINANCING ACTIVITIES:

  Net proceeds - revolving loan                        46,146           36,179
  Net proceeds - short term loan                       25,000                0
  Increase in Long Term Debt                           32,248         (164,106)
                                                    ---------        ---------
  Net Cash Used for Financing Activities              103,394         (127,927)
                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH                     $ (46,099)       $  55,579
      Cash - Beginning of Period                       63,024           17,079
                                                    ---------        ---------
      Cash - End of Period                          $  16,925        $  72,658
                                                    =========        =========
      Interest Paid                                 $  93,088        $  77,758
      Income Taxes Paid                             $     -0-        $     -0-




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. ("Bio-Lok"). The consolidated results include the activities of Micro-Lok Mexico, Orthogen Corporation and the establishment of Bio-Lok Australia.

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

Micro-Lok Mexico S.A.deC.Y. functions as a sales operation for Mexico. Product is shipped to location and redistributed to customers when purchased.

Orthogen Corporation is an advanced biomaterials R&D corporation. Orthogen, together with researchers at the UMD-New Jersey Dental School and New York's Hospital for Joint Diseases, uncovered basic and wide-ranging surface-modification and bone growth enhancement techniques for controlling cellular interaction.

Bio-Lok International Pty. Inc. was established in Australia late July 2001. The entity operates as a sales organization established to develop the Australian and New Zealand dental implant market. Product is shipped to the location and redistributed to customers when purchased.

NOTE C - INVENTORIES

Inventories at July 31, 2001, and October 31, 2000, consisted of the following:

                                    July 31, 2001       October 31, 2000
                                    -------------       ----------------
        Raw Materials & Supplies     $    24,604          $    31,122
        Work in Process                  276,177              498,373
        Finished Goods                   965,861              747,633
                                     -----------          -----------
                                     $ 1,266,642          $ 1,277,128
                                     -----------          -----------

The net decrease in inventory for the current quarter from the prior quarter was $55,606 and year-to-date totals $10,486. The decrease is attributable to product losses incurred from a machine fire. Inventory classified as non-current and included in finished goods was $189,066.

NOTE D - FIXED ASSETS

During the current quarter the company acquired limited new assets, but year-to-date machinery, new computer hardware and software acquired totaled $194,346. The machinery acquired was to improve production capacity and quality, and the new system hardware and software was acquired to improve and update the system, and to meet company requirements.

NOTE E - SUMMARIZED INCOME STATEMENT DATA OF BIO-LOK INTERNATIONAL INC.

At July 31, 2001, the income statement represents consolidated Bio-Lok International Inc. For the quarter income from operations totaled a loss of $60k and $97k at net income. The reduced result was attributable to lower international sales realized and the continued development of the domestic market. July results were significantly effected by the machine fire in the manufacturing area that caused operations to cease for 3 weeks.

NOTE F - CHANGE IN BUSINESS ACTIVITY

Effective with the next quarter the company has expanded its product line with the addition of a membrane that will be marketed as a part of the Micro-Lok Precision Dental Implant System.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective 2001 Management elected to develop its domestic market. In the past the company maintained only 10% of gross revenue from the domestic market with the remaining 90% coming from international marketing activity. To this extent, the company intends to hire a domestic sales staff. To date a national sales manager and three salesmen have been hired. Additional staff will be brought on board over the ensuing months.

Management expects revenue increases to be realized by late summer. Eventually it is anticipated that the domestic sales growth will exceed 100% annually for the initial years of the market development.

International sales and marketing activity has resulted in the continued development of new markets. In the current quarter the Brazil started up and additional countries are being solicited for the remainder of this year.

The company is continually looking for product to add to its existing product line sold under the Micro-Lok Precision Dental Implant System. A membrane has been added as of the fourth quarter and it expects to add a bone augmentation material by years-end.

Management reported via Form 8-K on August 16, 2001, that it had a machine fire in its factory that occurred July 13, 2001. Said machine fire required 30 days to fully evaluate the potential impact on the companies operation and continued ability to meet sales activity. The company lost four weeks of production as a consequences of the fire before resuming manufacturing. Due to the loss of production capacity domestic marketing and sales growth activity was slowed and hire of added sales staff was delayed until such a time that production capacity was back on-line to insure product is available to ship. International sales activity was slowed by not being able to bring new accounts on-line and the inability to fill and ship all orders due to lack of product, creating back orders. Company intends to be current and have all back orders shipped by October this year. This is being accomplished with overtime, subcontracting and purchasing of product required to fill orders.

                              RESULTS OF OPERATIONS

VOLUME

Net sales for the quarter continued to decrease. The decrease was only 8% over the prior quarter and was only 3% below prior year year-to-date sales. Sales declined as business activity has slowed considerably, particularly in the international markets. Effective with the next quarter management expects the international sales activity to return to prior period levels and bring new distributor relationships on-line. Additionally, increased sales results are anticipated to be realized as the domestic market is developed, market penetration is achieved and the hire of a sales staff is completed.

COST OF GOODS SOLD

Cost of goods sold for the quarter reflected no material change. Overall costs increased slightly due to the continued development and testing of new products
- particularly the "Laser-Lok" implants, which is anticipated to be introduced to the market early next year.

GROSS PROFIT

Gross profit for the period decreased by 3% due to the continued drop in sales activity and managements position to retain manufacturing staff for the continued development of new products. Overall, production costs have remained in-line.

SELLING EXPENSES

Selling expenses continue to increase as the domestic sales and marketing activity is expanded. For the current quarter expenses increased 84% over the comparable period prior year and was 68% higher year-to-date over the same period prior year. The development of the domestic market was on track but has been delayed for a time due to the impact of the machine fire, which occurred in early July. To insure product availability hire of added staff had been delayed to avail the company to fill the pipeline since the fire, which resulted in multiple machine replacements. Selling expenses will continue to increase at high percentages as the domestic market is developed and penetrated.

ADMINISTRATIVE & GENERAL EXPENSES

Administrative and general expenses for the quarter increased by 3% over the comparable period prior year and 31% year-to-date over the comparable prior year period. The increased costs are due to higher compensation and benefit incurred, professional and financial service fee expenses and the costs due to the system upgrade currently being implemented.

OPERATING INCOME

Results from operations for the quarter was a loss of $60k though year-to-date resulted in a profit of $143k. The lower results and loss for the past quarter are a direct result of the lower sales achieved, the resulting fire in July which halted the hiring of the domestic sales staff until production of product could be assured.

INTEREST EXPENSE

Interest expense for the quarter increased by $5.6k or 18% over the comparable quarter prior year and year-to-date the increase totaled $15k. The increase in interest expense is a direct result of added financed fixed assets and the higher revolving loan outstanding.

NET INCOME

Net income for the quarter was a loss of $97k and year-to-date performance resulted in a profit of $50k. The results are considerably below last years result and reflect managements decision to develop and staff the entrance into its domestic market.

                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow for the quarter increased by $3k. Year-to-date it still reflects a reduction of $46k. The change in cash is a direct result of the domestic market development being completed via internal activities.

FINANCING

For the quarter no new financing activities have occurred, but year-to-date new financing activities have been entered for the purchase of added machinery and the acquisition of new computer hardware and software.

The current revolving asset-based loan has been continued on a month-to-month basis and management anticipates that lender will continue to finance company going forward. The company is investigating and anticipates to enter into a permanent line of credit with lenders in the near future.

Additionally, the company intents to continue to look for added equity financing. The financing can be either via a private placement or a secondary offering. Any funds raised are to be utilized for marketing activities and related general working capital support, and the acquisition of related and allied entities.

PART II.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) Reports on Form 8-K filed August 16, 2001, on the  machine fire.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-LOK INTERNATIONAL INC. (Registrant)




Date: September 12, 2001               By: /s/ Bruce L. Hollander
                                           -------------------------------------
                                           Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.


                Signature                            Title
                ---------                            -----



/s/ Bruce L. Hollander                  President, CEO and Director            Date: September 12, 2001
----------------------------------
    Bruce L Hollander




/s/ Ingo K. Kozak                       VP - Finance, CFO, Secretary           Date: September 12, 2001
-----------------------------------     and Director
    Ingo K. Kozak
