Form 10KSB40
period 2001-10-31
BIO LOK INTERNATIONAL INC
filed 2002-02-08
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K SB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal Year ending  OCTOBER 31,  2001
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

       For the Transition period from _________________ to ____________________


                       COMMISSION FILE NUMBER 33-24566-A

                           BIO-LOK INTERNATIONAL INC.
                      (Name of registrant in its charter)


     DELAWARE                                                  65-0317138
--------------------------------                          -------------------
(State or other jurisdiction of                           (IRS  Employer
incorporation or organization)                            Identification No.)


312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA                        33442
------------------------------------------------                     ----------
    (Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 698-9998

                          ----------------------------

     Securities registered pursuant to Section 12 (b) of the Exchange Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [X]

State issuer's revenues for its most recent fiscal year:      $ 2,760,656
                                                            -------------

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock per the NASDAQ Bulletin Board on October 31, 2001, was $ 818,762.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court (1997). YES [X]   NO [ ]

As of October 31, 2001, the Registrant had 6,085,348 Common Stock shares outstanding, at a par value $.01 per share.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Minutes of Shareholders Meeting of Annual Meeting dated March 7, 2001, are incorporated by reference into Part I of this Report.

Portions of the Audited Financial Statement Report for fiscal year ended October 31, 2001, are incorporated by reference into Part II, III, and IV of this Report.

                               TABLE OF CONTENTS

                            PART I

Item 1.  Description  of Business..............................................     1
Item 2.  Description of Property...............................................     4
Item 3.  Legal Proceedings.....................................................     5
Item 4.  Submission of Matter to a Vote of Security Holders....................     5

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............     5
Item 6.  Management's Discussion and Analysis of Plan of Operation.............     7
Item 7.  Financial Statements..................................................     7
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Matters.....................................................     8

                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons..........     8
Item 10. Executive Compensation................................................     8
Item 11. Security Ownership of Certain Beneficial Owners and Management........     8
Item 12. Certain Relationships and Related Transactions........................     9
Item 13. Exhibits, List and Reports on Form 8-K................................    10



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

On March 15, 2000, Bio-Lok International, Inc. acquired Orthogen Corporation with stock. The company is a research and development entity with two employees and a consultant who is a member of the faculty at UMD New Jersey Medical & Dental School. Additionally, with the acquisition, Bio-Lok obtained two (2) patents and two (2) pending patents. The patents brought a new technology to Bio-Lok, which will be incorporated, into its dental implant product line. The technology is being incorporated into the "Laser-Lok" implant style, which should be marketed by late 2001.

In November 2000 the Company activated Micro-Lok Chile S.A., which had been incorporated October 20, 1998. The company was set-up as a sales organization to market the Micro-Lok Precision Dental Implant System in Chile.

In May 2001 Bio-Lok International Inc. established Bio-Lok International Pty. Inc. The company was established and activated for the purpose of developing the Australian dental market.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

No segmentation of business activity is completed on a financial reporting basis. The company markets one product line the "Micro-Lok Precision Dental Implant System" both domestically and internationally.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Bio-Lok is a manufacturer and distributor of precision dental implants, related prosthetics and devices, associated tools, and irrigation drills for the dental market and the product line is marketed as the "Micro-Lok Precision Dental Implant System.". Bio-Lok via predecessor entities and management has been involved in the design, development and manufacture of dental products for over 21 years. The Company manufactures its own product line and has received 510(k) registrations from the FDA for required products.

The Company has completed and obtained its ISO 9001 / EN 46001 and Annex II (CE mark) and has been re-certified as of June 10, 2001. ISO certification permits the Company to import and market its product within the EEC.

Domestically the company markets the Micro-Lok Precision Dental Implant System direct to the end market - clinicians, dental specialists and institutions. As of 2002 the company is actively engaged in the hire of a national sales force. To this extent, it has been looking for and soliciting for a Director of Domestic Sales & Marketing, anticipates having an individual on-board by the end of January and expects to have up to ten (10) sales persons in place by year-end. The development of the domestic market is expected to grow the company considerably and result in the domestic business representing over 40% of total sales.

Internationally Bio-Lok sells and markets its products via Distributors, wholly owned subsidiaries and/or joint ventures. As of 10/31/01 the company has contracts outstanding with 12 Distributors, has set up three (3) wholly owned subsidiaries and is continually engaged in soliciting and establishing added international relationships.

                           BIO-LOK INTERNATIONAL INC.

PRINCIPAL PRODUCTS, MARKETS AND DISTRIBUTION

Bio-Lok's principal product consists of a line of dental implants, their prosthetic components, tools, devices, irrigated spade drills, and membranes and bone augmentation materials for use around implants. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchor (root form) shaped like screws or cylinders which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (Hydroxylapatite, Titanium Plasma Sprayed, or are treated via a remedial blasted material - "Osseo-Lok", etc.), which are bonded to the implant to enhance the bonding and bone growth process -improve osseointegration.

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

As of November 2001 the Company has selected a "Collagen Resorbable Membrane" to market along with its dental implant system. The membrane will be offered in three sizes and is sold in boxes of five to the end-market domestically and via its distributors and wholly owned subsidiary internationally.

By the end of the first quarter 2002 the company anticipates to have added and be actively marketing a bone augmentation material as an add-on to its product line. The product is readily utilized in the placement of implants, hence providing a very synergistic product for the marketing of the implant system.

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

EMPLOYEES.

At fiscal year ended October 31, 2001, the Registrant employed 25 individuals. None of the employees are affiliated with unions and the Registrant considers its relations with its employees to be good.

COMPETITION

The corporation's competition consists of a number of entities - approximately 10 primary competitors. The major competitors are Nobel Biocare, Sulzer Dental, BioMed Inc.- Implant Innovations Inc. (3I), Friedent - Frialit, Astra, Lifecore Biomedical, Sterngold, Straumann - ITI, etc. To compete and overcome the competitor(s) advantages in the marketplace Bio-Lok offers to the market a product line designed and manufactured in-house; a product line which represents "State of the Art" based on today's technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and etc. which provide strength and fit to the product line. Due to these factors Bio-Lok anticipates to be able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.

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

An internal connection implant system will be introduced in March 2002 at the AO meeting (Academy of Osseo integration).

Product currently under final evaluation, trials and testing is the laser-etched implant - "Laser-Lok". The new implants are expected to be brought to market by late 2002. The implant collars have been redesigned and laser-etched to promote and improve bone and tissue adhesion. The improved implant should reduce bone loss and lessen periodontal problems.

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

ITEM 2. DESCRIPTION OF PROPERTY

Registrant's principal executive and manufacturing facility is located in Deerfield Beach, Florida. The facility is considered to be in good condition, fully utilized, and consists of 7,690 sq. ft. of leased plant and offices. The company expected to increase its current pace by leasing added space from its current landlord effective 2/1/02 totaling approximately 2,400 sq. ft. No added space is presently expected to be required in 2002.

The Company's manufacturing facility consists of numerous automated CNC Swiss and manual lathe machines. During 2001 Bio-Lok experienced a machine fire, which resulted in all machines being replaced. The company carried replacement insurance on all equipment and business interruption insurance for any loss of income resulting from the fire. As of November 2001 all equipment had been replaced, other items are still under discussion and the income loss has as yet not been documented.

TRADEMARKS AND PATENTS.

The Company has filed trademarks on the company name and logo, and its dental implant product line name and logo.

The Company owns a number of patents. These patents were obtained or have been transferred and assigned to the Company. The Company has been granted a total of fourteen (14) patents, has ten (10 patent pending and has two (2) patents pending final documentation for filing.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 2001 was the election of Directors and the re-appointment of the independent Auditor. Details of the Annual Stockholder's Meeting are contained in the minutes of the Annual Meeting held on March 7, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registered Common Stock is traded on the NASDAQ Bulletin Board and is traded under the symbol "BLLI". Stock and company information may also be obtained via the Internet. Stock market trading values at quarter ending for 2001 have been as follows:

          DATE            HIGH           LOW        CLOSE
          ----            ----           ---        -----
          10/31/00         1.03          .75         1.03
          11/30/00          .91          .75          .75
          12/29/00          .56          .56          .56
           1/31/01         1.03         ..88          .88
           2/28/01         1.25         1.19         1.25
           3/30/01         1.03          .91          .91
           4/30/01         1.00          .95         1.00
           5/31/01          .85          .75          .85
           6/27/01          .60          .42          .42
           7/31/01          .42          .42          .42
           8/31/01          .37          .37          .37
           9/26/01          .37          .37          .37
          10/31/01          .30          .23          .25


As of October 31, 2001, there were approximately 565 shareholders of record of the Bio-Lok International, Inc.'s Common Stock. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners. As of October 31, 2001, there where 15,000,000 shares of Common Stock authorized and 6,085,348 shares of Common Stock issued and outstanding along with 500,000 shares of Preferred Stock authorized and none outstanding.

The Company has not paid any cash dividend on its Common Stock since current management joined the company. The Company does not anticipate the payment of any dividends in the near future. The Board of Directors follow a policy of retaining earnings for growth and continued development of the company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Management's discussion, analysis of financial condition and results of operation are reported herewith and will also be detailed in the Annual Report for fiscal year ending October 31, 2001, detailed in the section titled "Management's Discussion and Analysis of the Financial Results of Operations and Condition" to be filed.

SALES AND PROFITS. [2001 VS. 2000] Net revenues for 2001 totaled $2,761,000, which represented a 13% increase over prior year results. The increase was due to gains in the international markets, particularly from the markets entered in Mexico and Chile, and market penetration achieved in the US. The increase in market share is expected to continue for the domestic market due to the resumption of staffing the domestic sales force, which had been temporarily discontinued due the machine fire in July and the potential lack of product availability. 2002 domestic sales objectives should exceed 300%.

Gross profit for the year totaled $2,028,000, representing a 3% decline from prior years result. The decrease was due to continued product development (laser-lok, etc.), added costs incurred from the machine fire and machines purchased to maintain required production capacity due to market penetration.

Selling expenses for the year increased by $264,339 or 89% from prior year results. The increased costs incurred are attributed to payroll increases required to maintain market parity, the hire of added sales personnel and general increases incurred due to market development efforts to increase market share. These costs are expected to continue to increase as management continues to develop the domestic market and expand its international presence. During 2002 a domestic market staff is being hired to cover all fifty states to insure a participation in all markets. Internationally, added Distributors are anticipated to be brought on-line in Europe, South and Central America, and Asia.

General and Administrative expenses increased by $299,951 or 33% from prior year. The increased costs incurred are a direct result of market growth and development. Specific increases where due to bonus awards issued, increased staff and payroll costs, increased costs incurred for professional services, conversion to a new system both hardware and software, and an increase in the provision for losses on international accounts due to political and economic risk assessments. Expenses are anticipated to continue to increase as the business grows and reaches breakeven relationships, which are not expected to be achieved until revenues exceed six million dollars.

Income from Operations totaled $246,000 and were 59% below results for prior year. These results from continued operations decreased due to management's decision to allocate funds to the continued development of the domestic and international markets, an objective that will be followed over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

Other income reflected the results of the machine fire, which resulted in a non-taxable gain of over $1million. The machine fire of July 2001 resulted in the replacement of all machinery and tooling due to the corrosive impact on steel. The company had replacement value insurance; hence all equipment affected was replaced. Adjusting for the non-recurring fire damage gain other income results are would be negligible. Adjusting for the gain results other income would have totaled $122,534, a 22% increase in expenses. The increase in costs is solely attributable to increased interest expense incurred on debt(s) assumed
- increase in revolving line, machinery and system purchase.

Net income for the period totaled $1,131,000, an increase of 123%. Adjusting for the non-recurring gain net income would have totaled only $123,801, a decrease of 75% from prior year. The decrease is in-line with expected results achieved by management. The lower results realized are directly attributable to the planned market development and it having to be put on hold for six months due to the fire.

OUTLOOK FOR FISCAL YEAR 2002. The development of the market was resumed in November 2001 after management was satisfied that machine capacity and product availability. Due to the hire of staff and market growth anticipated in 2002 net income objectives will be at break-even or a loss, should be at break-even in 2003 and generate a profit by 2004. Timing, quality of hire and the addition of equity capital will dictate how quickly the company moves back into a profitable position.

Additionally, Bio-Lok International Inc. will be bringing to market new products through out the year. These new products are expected to provide enhanced and state-of-the-art implants to the market, which are expected to be highly acceptable due to there improved performance.


ITEM 7. FINANCIAL STATEMENTS

The information is provided under the attached document (Item 13. (a) Exhibit
13) titled "Annual Report" for the year ended October 31, 2001, attached hereto and as incorporated by reference into this Report. Summary financial results where as follows:

                           BIO-LOK INTERNATIONAL INC.

                                                          OCTOBER 31,
                                                              2001
                                                          -----------

      BALANCE SHEET:

               Current assets...........................  $2,483,528
               Non-current assets ......................   1,444,451
               Total Assets ............................   3,927,979
               Current liabilities .....................   1,297,697
               Non-current liabilities .................     224,975
               Stockholders' Equity ....................   2,405,307



                                                YEAR ENDED
                                        ----------------------------
                                        OCT. 31,            OCT. 31,
                                          2001                2000
                                        --------            --------
      INCOME STATEMENT:

               Net Sales ............ $ 2,760,656         $ 2,441,997
               Gross Profit .........   2,028,002           1,823,916
               Sales Expense ........     561,873             297,534
               General & Admin. Exp .   1,219,793             919,842
               Income from Operations     246,335             606,540
               Other Inc./(Exp) .....     884,423            (100,164)
               Net income ...........   1,130,758             506,376



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        -  NONE -

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on page 1 through 3 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 7, 2001, is incorporated by reference into this Report.

BOARD OF DIRECTORS.

Directors of Bio-Lok International, Inc. hold offices for either one (1) or two
(2) year terms. Terms are set on and details per Proxy Statements relating to the Annual Meeting of Shareholders last held on March 7, 2001.

Compensation of Directors has been limited to issuing individuals common stock shares of Bio-Lok International, Inc. for services and support of the company.

EXECUTIVE OFFICERS.

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment's during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant scheduled for March 27, 2002.

 POSITIONS AND OFFICES HELD AND PRINCIPAL     OCCUPATIONS OR EMPLOYMENT DURING
           NAME AND AGE                               PAST FIVE YEARS
 ----------------------------------------      --------------------------------

 Bruce L. Hollander (63)                      Chairman of the Board, CEO and
                                              President; with the company since
                                              December 1995; present term as
                                              Director expires 2003;

 Ingo K. Kozak (60)                           Director, CFO and VP-Finance &
                                              Administration; with the company
                                              since February 1994; present term
                                              as Director expires 2003;

 Harold Alexander, PhD.  (62)                 Director; present term expires
                                              2002; President of Orthogen
                                              Corporation (wholly owned
                                              subsidiary); Editor of the Journal
                                              of Biomedical Materials Research.



ITEM 10. EXECUTIVE COMPENSATION

The information relating to executive officer's compensation, is incorporated by reference, is set forth under the caption "Compensation of Directors" and "Summary Compensation Table" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 7, 2001, and in the footnotes of the Annual Report attached hereto as an Exhibit.

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

The Board of Directors of the Company in 1993 approved the establishment of a Stock Option Plan for the purchase of common stock based on performance for officers and employees. To date no Plan has been formally established but awards have been granted to officers and employees as merited by the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to directors and executive officers' security ownership is incorporated by reference, and is set forth under the caption "Secured Ownership of Certain Management" and reflected on page 3 of the Proxy Statement relating to the Annual Meeting of Shareholders held on March 7, 2001.

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

No other contracts had been entered into and where outstanding as of October 31, 2001.

                RE-ORGANIZATION, RE-STRUCTURING AND RELATIONSHIPS

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

MicroLok Mexico S.A. de C.V, Micro-Lok Chile S.A., Bio-Lok International Pty., Inc. and Orthogen Corporation are being accounted as individual corporations, wholly owned by Bio-Lok International, Inc. and financial results are included in the consolidated reports of the parent Bio-Lok International, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT NO.       DESCRIPTION
         -----------       ----------

         3.1               Articles of Incorporation *

         3.2               By-Laws*
                           Amendment to By-Laws*

         13 Independent Auditor's Report for the Registrant for the year ended October 31, 2001. Except for those portions of such Report expressly incorporated by reference into this Report, such Auditor's Report is furnished solely for the information of the Securities and Exchange Commission, shall not be deemed a "filed" document and will be incorporated and reissued as a part of the corporations Annual Report for the Year Ended October 31, 2001.

         16                Letter on change in certifying accountants*


         ---------------
         *  Filed previously


(b) REPORTS ON FORM 8-K - dated August 16, 2001, Item 5. Other Events.

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             BIO-LOK INTERNATIONAL INC.
                                            (Registrant)


                                       By:  /s/ Bruce L. Hollander
Date:  February 8, 2002                   --------------------------------------
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

       SIGNATURE                     TITLE
       ---------                     -----
/s/ Bruce L. Hollander     President, CEO and Director                 Date:  February 8, 2002
------------------------
    Bruce L Hollander


/s/ Ingo K. Kozak          VP - Finance & Admin., CFO and Director     Date:  February 8, 2002
 -----------------------
    Ingo K. Kozak


Attachment: Independent Auditor's Report for the Year 2001

                           BIO-LOK INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE     13         INDEPENDENT AUDITORS' REPORT

PAGE     14         CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2001

PAGE     15         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    OCTOBER 31, 2001 AND 2000

PAGE     16         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

PAGE     17         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    OCTOBER 31, 2001 AND 2000

PAGES  18 - 32      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    OCTOBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2001, and the results of their operations and their cash flows for the years ended October 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
January 18, 2002

                  BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             AS OF OCTOBER 31, 2001



                                     ASSETS

CURRENT ASSETS

 Cash and cash equivalents .................................      $   55,326
 Accounts receivable, net ..................................         833,320
 Insurance claims receivable ...............................         338,442
 Inventory .................................................       1,161,650
 Prepaid expenses ..........................................          94,790
                                                                  ----------
     Total Current Assets ..................................       2,483,528
                                                                  ----------

PROPERTY AND EQUIPMENT - NET ...............................       1,264,679
                                                                  ----------

OTHER ASSETS

 Deposits ..................................................          12,878
 Inventory, long-term ......................................         163,283
 Other assets ..............................................           3,611
                                                                  ----------
     Total Other Assets ....................................         179,772
                                                                  ----------

TOTAL ASSETS ...............................................      $3,927,979
                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Revolving loans payable ...................................      $  523,878
 Accounts payable - trade and accrued expenses .............         180,161
 Accounts payable - other ..................................         197,978
 Notes and loans payable - current portion .................         295,479
 Liabilities under capital leases - current portion ........          59,892
 Due to stockholders .......................................          40,309
                                                                  ----------
     Total Current Liabilities .............................       1,297,697
                                                                  ----------

LONG-TERM LIABILITIES

 Notes and loans payable - non-current .....................          49,739
 Liabilities under capital leases - non-current ............         175,236
                                                                  ----------
     Total Long-Term Liabilities ...........................         224,975
                                                                  ----------

STOCKHOLDERS' EQUITY

 Preferred stock, $.75 par value, 500,000 shares authorized,
  none issued and outstanding ..............................              --
 Common stock, $.01 par value, 15,000,000 shares authorized,
  6,085,358 shares issued and outstanding ..................          60,854
 Additional paid in capital ................................       2,221,586
 Retained Earnings .........................................         122,867
                                                                  ----------
     Total Stockholders' Equity ............................       2,405,307
                                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $3,927,979
                                                                  ==========

          See accompanying notes to consolidated financial statements.

                  BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000



                                                                          2001              2000
                                                                      -----------       -----------
SALES - NET ....................................................      $ 2,760,656       $ 2,441,997

COST OF SALES ..................................................          732,654           618,081
                                                                      -----------       -----------

GROSS PROFIT ...................................................        2,028,002         1,823,916
                                                                      -----------       -----------

OPERATING EXPENSES

 Selling expenses ..............................................          561,873           297,534
 General and administrative expenses ...........................        1,219,794           919,842
                                                                      -----------       -----------
       Total Operating Expenses ................................        1,781,667         1,217,376
                                                                      -----------       -----------

INCOME FROM OPERATIONS .........................................          246,335           606,540
                                                                      -----------       -----------

OTHER INCOME (EXPENSE)

 Other income ..................................................            1,168            11,843
 Interest expense ..............................................         (123,702)         (113,177)
 Other expense .................................................               --            (5,430)
 Gain on sale of property ......................................               --             6,600
 Gain from involuntary conversion of fixed assets ..............        1,006,957                --
                                                                      -----------       -----------
       Total Other Income (Expense) ............................          884,423          (100,164)
                                                                      -----------       -----------

NET INCOME .....................................................      $ 1,130,758       $   506,376
                                                                      ===========       ===========

NET INCOME PER COMMON SHARE AND EQUIVALENTS:

 BASIC .........................................................      $       .19       $       .08
                                                                      ===========       ===========
 DILUTED .......................................................      $       .16       $       .08
                                                                      ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD:

 BASIC .........................................................        6,085,358         6,057,659
                                                                      ===========       ===========
 DILUTED .......................................................        6,906,358         6,412,659
                                                                      ===========       ===========




          See accompanying notes to consolidated financial statements.

                  BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000


                                                                                                     RETAINED
                                  PREFERRED STOCK           COMMON STOCK             ADDITIONAL      EARNINGS
                                -------------------    --------------------------      PAID-IN    (ACCUMULATED
                                  STOCK     AMOUNT        STOCK         AMOUNT        CAPITAL        DEFICIT)          TOTAL
                                 -------    -------    -----------    -----------    -----------    -----------     -----------
Balance October 31, 1999 .......      --    $    --      6,055,358    $    60,554    $ 2,218,136    $(1,514,267)    $   764,423

Issuance of common stock
  for services..................      --         --         30,000            300          3,450             --           3,750

Net income, 2000 ...............      --         --             --             --             --        506,376         506,376
                                 -------    -------    -----------    -----------    -----------    -----------     -----------

Balance, October 31, 2000 ......      --         --      6,085,358         60,854      2,221,586     (1,007,891)      1,274,549

Net income, 2001 ...............      --         --             --             --             --      1,130,758       1,130,758
                                 -------    -------    -----------    -----------    -----------    -----------     -----------

BALANCE, OCTOBER 31, 2001 ......      --    $    --      6,085,358    $    60,854    $ 2,221,586    $   122,867     $ 2,405,307
                                 =======    =======    ===========    ===========    ===========    ===========     ===========


          See accompanying notes to consolidated financial statements.

                  BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000


                                                                                          2001          2000
                                                                                      -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ......................................................................    $ 1,130,758     $ 506,376
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ...................................................................        107,166        76,142
  Provision for doubtful accounts - net of recoveries ............................        (51,433)       (1,178)
  Issuance of common stock for services ..........................................             --         3,750
  Gain from involuntary conversion ...............................................     (1,006,957)           --
 Changes in operating assets and liabilities:
  Accounts receivable ............................................................       (132,147)     (229,920)
  Inventories ....................................................................        (23,668)      (46,072)
  Prepaid expenses and other assets ..............................................        (52,145)       (8,528)
  Deposits .......................................................................         (4,316)        2,185
 Decrease in:
  Accounts payable and accrued expenses ..........................................        308,175       (94,990)
                                                                                      -----------     ---------
        Net Cash Provided By Operating Activities ................................        275,433       207,765
                                                                                      -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received from insurance settlement .........................................        977,628            --
 Purchases of property and equipment .............................................     (1,202,061)      (27,911)
 Increase in other assets ........................................................          4,733        (6,344)
                                                                                      -----------     ---------
        Net Cash Used In Investing Activities ....................................       (219,700)      (34,255)
                                                                                      -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease obligation .............................................        (52,541)      (39,998)
 Payment of notes and loans payable ..............................................       (160,465)     (119,486)
 Proceeds from stockholder loans .................................................         28,934       (12,176)
 Proceeds from notes and loans payable ...........................................         72,743            --
 Proceeds - net from revolving note payable ......................................         47,898        38,570
                                                                                      -----------     ---------
        Net Cash Used In Financing Activities ....................................        (63,431)     (133,090)
                                                                                      -----------     ---------

NET INCREASE (DECREASE) IN CASH ..................................................         (7,698)       40,420

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....................................         63,024        22,604
                                                                                      -----------     ---------
CASH AND CASH EQUIVALENTS - END OF YEAR ..........................................    $    55,326     $  63,024
                                                                                      ===========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest ...........................................    $   123,701     $ 112,680
                                                                                      ===========     =========

NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired by capital lease ..............................................    $    99,220     $      --
                                                                                      ===========     =========

Funds of $338,442 are due from an insurance company for assets destroyed in a fire. This receivable was included in the calculation of the gain on involuntary conversion of assets destroyed (See Note 12).

          See accompanying notes to consolidated financial statements.

                  BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2001


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) ORGANIZATION AND DESCRIPTION OF BUSINESS

         Bio-Lok International, Inc. (Bio-Lok) (the "Company") was incorporated in the State of Delaware in October 1987 under the name of Colfax, Inc. The Company changed its name to Minimatic Implant Technology, Inc. in June 1988, to American BioDental Corporation in April 1995 and to Bio-Lok International, Inc., its current name, in August 1996. In April 1997, the Company merged with its wholly owned subsidiary, Minimatic Implant Technology, Inc., incorporated in the State of Florida, and the latter Company was dissolved.

         The Company manufactures and distributes the "Micro-Lok Precision Implant System." The Company holds several patents and its products are primarily sold to international distributors. The Company's products are subject to various United States and international regulatory laws that restrict their sale to licensed medical practitioners in the United States and authorized importers of products to the European Economic Community, respectively. The Company guarantees and warrants its products, subject to certain restrictions and requirements. As a result of minimal returns, the Company does not maintain any reserve for product warranties. The Company manufactures its products in a Federal Drug Administration registered facility. The products are ISO 9001 Certified. The Company has determined that it operates in one reportable segment and it is impractical to report information by select parts of a product line and geographic area. The Company sells only one product line which consist of over 600 items and part numbers.

         The Company and its former subsidiary filed petitions under Chapter XI of the Bankruptcy laws in January 1996. On February 12, 1997, the Company's Amended Plan of Reorganization was approved by its creditors and accepted by the Court. Liabilities were restructured to 30% of the original debts, except priority claims. The restructured debts were scheduled to be repaid over a 12 to 72 month period. The unsecured liabilities were discounted at a market rate of 9% in accordance with generally accepted accounting principles. Creditors also received shares of common stock in the Company at one share per dollar for all debt not repaid (subsequent to the reverse split at a rate of 1 share for 10) (See Note 9). The Company was discharged from bankruptcy in January 1998 (See Note 6).

         During fiscal 1999, the Company incorporated Micro-Lok Mexico S.A. DE C.V., a Mexican corporation. In November 1999, the Company began selling directly through this subsidiary its products that were previously being sold through a distributor.

         In March 2000, the Company acquired all the capital stock of Orthogen Corporation, which was incorporated in New Jersey in June 1996. The acquisition was accounted for using the pooling of interest method. The Company issued 400,000 shares of its common stock to accomplish the acquisition. Orthogen is primarily engaged in research and development and it also owns patents on certain technology, which the Company anticipates bringing to market.

         During fiscal 2000, the Company incorporated Micro-Lok Chile S.A., a Chilean corporation. In December 2000, the Company began actively selling its products through this wholly-owned subsidiary.

         During fiscal 2001, the Company incorporated Biolok International PTY, Inc., an Australian corporation. In May 2001, the Company began selling directly through this subsidiary its products that were previously being sold through a distributor.

         (b) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) USE OF ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (d) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (e) INVENTORIES

         Inventory is stated at the lower of cost or market. Inventory, which is not expected to be sold in one year, is classified as long term.

         (f) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from five to twelve years. In July 2001, much of the Company's manufacturing equipment was destroyed in a fire for which the Company was insured. The insurance coverage in force was "replacement value" (See Note 12).

         (g) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h) STOCK OPTIONS

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, ("APB 25"), and related interpretations.

         (i) REVENUE RECOGNITION

         The Company recognizes revenues when goods are shipped.

         (j) PER SHARE DATA

         Basic net income per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128.

         The following represents a reconciliation from basic to diluted earnings per share:

                                                                   2001          2000
                                                               ----------    ----------
         Income to common shareholders ....................    $1,130,758    $  506,376
                                                               ----------    ----------
         Weighted average common shares outstanding .......     6,085,358     6,057,659
         Assumed exercise of stock options ................       666,000       200,000
         Assumed exercise of stock warrants ...............       155,000       155,000
                                                               ----------    ----------
         Diluted weighted average common shares outstanding     6,906,358     6,412,659
                                                               ----------    ----------

         Basic earnings per common share ..................    $      .19    $      .08
                                                               ==========    ==========
         Diluted earnings per common share ................    $      .16    $      .08
                                                               ==========    ==========


         (k) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", ("SFAS 107"), requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

         The carrying amounts of the Company's financial instruments, including accounts and claims receivable, accounts payable, accrued liabilities, and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

         (l) RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141"), supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in SFAS 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), supercedes APB Opinion 17 and related interpretations. SFAS 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS 141. Under SFAS 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not are both subject to review for potential impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("SFAS 121"). SFAS 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS 121, even though SFAS 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS 142 is first adopted.

         Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", ("SFAS 143"), establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2   ACCOUNTS RECEIVABLE

         Accounts receivable were as follows at October 31, 2001:

         Accounts receivable ...............................    $ 895,965
         Allowance for doubtful accounts ...................      (62,645)
                                                                ---------
                                                                $ 833,320
                                                                =========

         The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk (See
         Note 11).

NOTE 3   INVENTORY

         Inventory consisted of the following at October 31, 2001:

         Raw materials ..................................    $   23,459
         Work in process ................................       345,760
         Finished goods .................................       955,714
                                                             ----------
         Total current and long-term inventory ..........    $1,324,933
                                                             ==========

         Inventory is stated at the lower of cost (first in, first out) or market. Finished goods inventory consists of a wide variety of products for sale to satisfy a market that requires specific types and sizes of products for specialized surgical applications and immediate order fulfillment. All inventory that is not expected to be sold within one year is classified as non-current. As of October 31, 2001, the non-current amount included in work in process and finished goods inventory aggregated $163,283.

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at October 31, 2001:

         Office equipment ..................................   $   90,301
         Machinery and equipment ...........................    1,142,046
         Computer equipment ................................      138,248
         Leasehold improvements ............................       59,239
                                                               ----------
                                                                1,429,834

         Less accumulated depreciation .....................      165,155
                                                               ----------
                                                               $1,264,679
                                                               ==========

         Depreciation expense for the years ended October 31, 2001 and 2000 was $107,166 and $76,142, respectively.

NOTE 5   REVOLVING LOANS PAYABLE

         On April 25, 1997, the Company executed a revolving
         loan agreement with Capital Business Credit, a
         subsidiary of Capital Bank, for a maximum loan
         amount of $500,000. Capital Bank was subsequently
         acquired by Union Planters Bank. Temple-Inland
         Financial Services Company then acquired the
         Company's loan arrangement from Union Planters
         Bank. Subsequently, Temple-Inland changed its name
         to Guaranty Business Credit. The Company pledged
         all of its assets as collateral to secure the loan
         arrangement. The interest rate is the prime rate in
         effect plus 3.5%. At October 31, 2001, the
         effective rate was 11.0%. The loan has an annual
         renewal option on April 14 of each year and can be
         cancelled by either party on the anniversary date
         by giving 120 days notice. The loan prohibits the
         Company from paying cash dividends. This loan has
         been replaced by a new loan payable and a new
         promissory note (See Note 13(B) and (C))..................  $ 503,878

         On July 15, 1999, Orthogen Corporation entered into
         a $35,000 line of credit agreement with Sovereign
         Bank. The agreement calls for an interest rate
         based on the bank's prime rate plus 1.49%. At the
         time of such agreement, the bank's prime rate was
         8.0%. The loan is a demand loan and calls for
         annual reviews............................................     20,000
                                                                    -----------
                                                                    $  523,878
                                                                    ===========

NOTE 6   NOTES AND LOANS PAYABLE

         The following schedule reflects notes and loans payable at October 31, 2001:

         Note payable in monthly installments of $2,245,
         including interest at 9.5%, secured by
         manufacturing equipment....................................  $ 42,526


         Note payable in 24 monthly installments of $3,357,
         including interest at 10.0%, secured by computer
         software...................................................    46,869

         Chapter XI bankruptcy settlement obligations under
         the Amended Plan of Reorganization dated February
         12, 1997, with aggregate monthly payments due to
         the creditors as determined by the payment
         schedules incorporated into the agreement,
         including interest at 9%. The Company is in arrears
         on some payments due to general unsecured creditors
         under the plan of reorganization primarily because
         of the Company's inability to locate and forward
         payments to those creditors. These payments are
         included in the current portion of notes and loans
         payable. As of the date of this report, no actions
         have been presented to the Company relating to
         non-payment of the creditors under the plan of
         reorganization.............................................  255,823
                                                                     ---------
                                                                      345,218
         Less: Current portion...................................... (295,479)
                                                                     ----------
                                                                     $ 49,739
                                                                     ==========

         Required payments of principal on notes and loan payable, including current maturities, are as follows at October 31, 2001:

                             YEAR                 AMOUNT
                             ----                --------
                             2002..............  $295,479
                             2003..............    49,739
                                                 --------
                                                 $345,218
                                                 ========

         Interest expense for the years ended October 31, 2001 and 2000 was $123,701 and $112,680, respectively.

NOTE 7   INCOME TAXES

         For the year ended October 31, 2001, taxable net income has been adjusted to remove the gain from involuntary conversion of fixed assets due to a fire loss that is not recognized for tax purposes.

         Income tax expense (benefit) for the years ended October 31, 2001 and 2000 is summarized as follows:

                                              2001          2000
                                            --------     ---------
         Deferred:
           Federal .....................    $ 46,528     $ 271,590
           State .......................       7,965        46,491
           Change in valuation allowance     (54,493)     (318,081)
                                            --------     ---------
         Income tax expense (benefit) ..    $     --     $      --
                                            ========     =========

         The Company's tax expense differs from the "expected" tax expense for the years ended October 31, 2001 and 2000 (computed by applying the Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                            2001         2000
                                                          --------    ---------
         Computed "expected" tax expense .............    $ 48,314    $ 172,168
         State income tax - net of federal tax benefit       7,979       20,325
         Effect of net operating loss carryforwards ..     (56,293)    (192,493)
                                                          --------    ---------
                                                          $     --    $      --
                                                          ========    =========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at October 31:

                                                 2001          2000
                                               ---------     ---------
         Deferred tax liabilities:
           Depreciation: ..................    $      --     $ (68,745)
                                               ---------     ---------
         Total deferred tax liabilities ...           --       (68,745)
                                               ---------     ---------

         Deferred tax assets:
           Depreciation ...................       38,050            --
           Net operating loss carryforward       116,217       167,244
           Stock based compensation .......           --         1,275
                                               ---------     ---------
         Total gross deferred tax assets ..      154,267       168,519

         Less valuation allowance .........     (154,267)      (99,774)
                                               ---------     ---------
         Net deferred tax assets ..........           --        68,745
                                               ---------     ---------
         Net deferred tax asset (liability)    $      --     $      --
                                               =========     =========

         At October 31, 2001, the Company had net operating loss carryforwards of $341,815 for income tax purposes, available to offset future taxable income expiring on various dates through 2021.

         The valuation allowance at November 1, 2000, was $99,774. The net change in the valuation allowance during the year ended October 31, 2001, was an increase of $54,493.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         (a) CONSULTING AGREEMENTS

         On August 28, 2000, the Company entered into a consulting agreement with a former stockholder of Orthogen Corporation. The agreement is for a five-year period and is renewable. Compensation is stated at $26,000 per year plus expenses, but is subject to review annually by the Board of Directors. The agreement also grants the consultant an option for 300,000 shares of common stock. The options are to be issued upon the reaching of certain milestones by the Company. The first milestone requires Orthogen to successfully provide a laser machined dental implant that is ready for use in humans. The second and third milestones are contingent on reaching certain sales levels of this new product. The last milestone is based upon the next Orthogen developed technology reaching financial break even. To date, no milestones have been met.

         (b) EMPLOYMENT AGREEMENTS

         On November 1, 1997 (the "Effective Date"), the Company entered into three employment agreements (the "Agreements") with executives (the "Employees") of the Company. The Employees were engaged as the President and Chief Executive Officer ("CEO"), as the Vice President - Finance and Chief Financial Officer ("CFO") and as the Director of International Sales & Marketing ("Director") of the Company. The Agreements were established for terms of five years, four years, and two years, respectively, from the Effective Date for the CEO, CFO and Director, respectively. The Agreements automatically renew annually on October 31 for a term of five years, four years, and two years, respectively. The Agreements contain a confidentiality clause and a non-competition clause. As consideration for the Employees' performances, the Company agreed to pay as of the original contract date an annual base salary of $150,000 to the CEO, $95,000 to the CFO, and $65,000 to the Director. In addition, the Company agreed to award the Employees an annual bonus of not less than 10% of their respective base salaries. At the discretion of the Employees, the portion of the Employees' salaries and bonuses that are not taken during a given employment year will be paid in shares of the Company's common stock at a value equal to the Company's net worth divided by the number of shares issued and outstanding.

         Pursuant to the merger with Orthogen Corporation, the Company entered into an employment agreement with an officer of Orthogen Corporation. The agreement specifies an annual base salary of $60,000 with a 10% bonus, both of which are reviewed annually by the Board of Directors. The agreement also granted an option for 300,000 shares of common stock. The options are to be issued upon the reaching of certain milestones by the Company (See Note 8(A)).

         (c) INTERNATIONAL DISTRIBUTOR AGREEMENTS

         The Company enters into distributor agreements (the "Agreements") with all its foreign distributors (the "Distributors"). The Agreements are established for a term of three to five years and renew automatically after the initial term, unless canceled in writing by either party at least 120 days prior to expiration. The Agreements may be terminated earlier by the Distributors with or without cause upon ninety days written notice and by the Company upon sixty days notice in case the Distributors did not meet the specific requirements stipulated in the Agreements. Under the terms of the Agreements, the Company grants to the Distributors the exclusive right to sell to customers the Company's product line in a specific territory. As of December 31, 1999, all domestic distributor agreements have been cancelled.

         (d) CAPITAL LEASE AGREEMENTS

         The Company leases computer and operating equipment under non-cancelable capital lease agreements. Future minimum lease payments under the capital leases are as follows at October 31, 2001:

         YEAR                                           AMOUNT
         ----                                          ---------
         2002........................................   $ 59,892
         2003........................................     61,636
         2004........................................     66,430
         2005........................................     42,769
         2006........................................      4,401
                                                        --------
                                                         235,128

         Less: current portion.......................     59,892
                                                        --------
         Obligations under capital lease - long term    $175,236
                                                        ========

         (e) OPERATING LEASE AGREEMENTS

         The Company leases corporate office space and office equipment under operating leases. The leases expire at various dates through November 2006. Future minimum lease payments for the operating leases are as follows at October 31, 2001:

               YEAR                          AMOUNT
               ----                        ---------
               2002.......................  $ 79,372
               2003.......................    69,827
               2004.......................    17,250
               2005.......................    17,400
               2006.......................    17,400
            Thereafter....................     1,450
                                            --------
                                            $202,699
                                            ========

         Rent expense under operating leases for the years ended October 31, 2001 and 2000 aggregated $87,232 and $79,232, respectively.

         (f) ROYALTY AGREEMENT

         Pursuant to a settlement agreement incorporated by reference in the Company's Amended Plan of Reorganization (See Note 1(A)), the Company is obligated to make royalty payments to a general creditor, in addition to payments on his general unsecured claim, for the Company's continued sale of certain dental implant products. These payments are to continue for a period of ten years following confirmation of the Company's Amended Plan of Reorganization dated February 12, 1997. Payments will be made based upon a schedule as stipulated in the settlement agreement up to a maximum of 2% of the total net sales of certain products as defined in the settlement agreement. The Company expensed $45,594 and $46,987 for royalties under this agreement for the years ended October 31, 2001 and 2000, respectively.

         (g) GAIN CONTINGENCY

         In July 2001, a fire occurred at the Company's manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the "replacement value" of the destroyed equipment as well as business interruption ("BI") insurance. While much of the equipment has been replaced as of the date of these financial statements, some items are still being negotiated with the insurance company including the BI insurance. Depending on the final outcome, the Company could incur additional gains related to the fire. Currently, the amount of this potential gain is indeterminable (See
         Note 12).

NOTE 9   STOCKHOLDERS' EQUITY

         AUTHORIZED COMMON AND PREFERRED STOCK

         On July 20, 1998, the Company effected a one for ten reverse stock split, cancelled and eliminated all classes of preferred stock and amended its certificate of incorporation to 7,000,000 authorized shares of $.01 par value common stock. On May 11, 2000, the Company amended its certificate of incorporation to 10,000,000 authorized shares of $.01 par value common stock. On December 15, 2000, the Company amended its certificate of incorporation to 15,000,000 authorized shares of $.01 par value common stock and 500,000 authorized shares of $.75 par value convertible preferred stock. All share and per share information in the financial statements herein give effect to these capital stock transactions.

NOTE 10  STOCK OPTIONS AND WARRANTS

         (a) STOCK OPTIONS GRANTED UNDER EMPLOYMENT AND CONSULTING AGREEMENTS

         During 2001 and prior years, the Company granted stock options to certain employees and a consultant. The options issued to a consultant consist of the option to purchase 300,000 shares based on the Company achieving certain milestones (See Note 8(A) and (*) below). In accordance with SFAS 123, the Company applies APB 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued as of October 31, 2001. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net income (loss) for the year ended October 31, 2001, would have changed to the pro forma amount indicated below.

         Net income (loss)                     As reported        $1,130,758
                                               Pro forma          $ (424,522)

         Net income (loss) per share           As reported        $     0.19
                                               Pro forma          $    (0.07)

         Note that the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming (1) a risk-free interest rate of 5.82% to 6.0%, (2) expected life of five to nine years, (3) expected volatility of 101% to 141% and (4) no expected dividends.

         A summary of the stock options issued under the employment and consulting agreements is presented below as of October 31, 2001:

                                                                             NUMBER OF        WEIGHTED AVERAGE
                                                                              OPTIONS          EXERCISE PRICE
                                                                             -----------    ------------------
         Stock Options
           Balance at beginning of period ................................    1,621,000             $.35
           Granted .......................................................    1,656,000              .10
           Exercised .....................................................           --               --
           Forfeited .....................................................           --               --
           Expired .......................................................           --               --
                                                                              ---------             ----
           Balance at end of period ......................................    3,277,000             $.23
                                                                              =========             ====
         Options exercisable at end of period ............................      666,000             $.64
                                                                              =========             ====
         Weighted average fair value of options having an exercise price
          less than market value granted during the period ...............                          $.94
                                                                                                    ====

         The following table summarizes information about stock options at October 31, 2001:

                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
            ----------------------------------------------------------------    -----------------------------
                                                WEIGHTED                            NUMBER           WEIGHTED
                               NUMBER            AVERAGE          WEIGHTED        EXERCISABLE        WEIGHTED
                          OUTSTANDING AT        REMAINING         AVERAGE             AT              AVERAGE
            EXERCISE        OCTOBER 31,         CONTRACTUAL        EXERCISE        OCTOBER 31,        EXERCISE
              PRICES           2001               LIFE             PRICE             2001              PRICE
            ----------    ---------------     -------------    -------------    --------------    -----------

            $    .10          1,682,000               8.46     $       .10           426,000      $     .10
            $    .25            795,000               5.39     $       .25            40,000      $     .25
            $    .75            100,000               3.29     $       .75           100,000      $     .75
            $   3.00            100,000               3.29     $      3.00           100,000      $    3.00
            $    (*)            600,000               5.50     $        --                --      $      --
            ----------    ---------------     -------------    -------------    --------------    -----------
            $ 0-3.00          3,277,000               6.86     $       .23           666,000      $     .64
            ==========    ===============     =============    =============    ==============    ===========


         (*) Performanced based options consisting of 300,000 shares to an employee and 300,000 shares to a consultant (See Note 8(A) and (B)).

         (b) STOCK WARRANTS

         (i) In connection with the revolving loan obtained from Capital Business Credit in April 1997 (See Note 5), the Company issued warrants to Capital Business Credit to purchase 135,000 shares of the Company's common stock. The warrants (now the property of Guaranty Business Credit) are exercisable between April 29, 1999 and April 28, 2002 at an exercise price of $0.50 per share. As of October 31, 2001, none of the warrants were exercised.

         (ii) During 1998, the Company issued to two consultants warrants to purchase an aggregate of 20,000 shares of the Company's common stock. The warrants are exercisable between October 25, 1998 and September 30, 2003 at an exercise price of $0.10 per share. As of October 31, 2001, none of the warrants were exercised.

NOTE 11  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         During fiscal 2001 and 2000, 49% and 73%, respectively, of the Company's total revenues were derived from sales to three customers. The Company's international sales represent 90% and 91% of the total sales for 2001 and 2000, respectively. At October 31, 2001, 64% of accounts receivable were due from four customers (See Note 2). Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers.

         To insure against extraordinary losses on the major account concentration, the Company maintains a receivable credit insurance on its major international accounts. The policy is prepaid for $1,500,000 of sales and covers $450,000 of accounts receivable outstanding. Credit is individually evaluated and assigned by Euler American Credit Indemnity. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

         During 2001, the Company had sales to Europe, South America and the North America of approximately 49%, 32%, and 15%, respectively, of net sales.

NOTE 12  GAIN ON INVOLUNTARY CONVERSION

         In July 2001, a fire occurred at the Company's manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the "replacement value" of the destroyed equipment and inventory as well as business interruption ("BI") insurance. The table below shows the amount of insurance claims, the net book value of the assets destroyed, the resulting gain from involuntary conversion and the receivable due from the insurance company as of October 31, 2001:

                                                            NET BOOK
              ASSET DESTROYED         INSURANCE CLAIM         VALUE             GAIN
         -------------------------    ----------------    -------------    ---------------
         Manufacturing equipment         $1,316,070         $  343,088         $  972,982
         Inventory .............            161,617            127,642             33,975
         BI ....................                  *                  *                  *
                                         ----------         ----------         ----------
                                          1,477,687         $  470,730         $1,006,957
                                                            ==========         ==========

         Less: total proceeds
          received through
          October 31, 2001......          1,139,245 (A)
                                         -------------

         Insurance receivable
           at October 31, 2001..         $  338,442
                                         =============


         The Company was also reimbursed (or the insurance company paid funds directly) for costs expended for cleaning of the facility, air conditioner repair, restoration services and other incidental costs related to the fire.

         (A) Of this amount, $161,617 was received for destroyed inventory and $977,628 for destroyed fixed assets.

         * See Note 8(G)

NOTE 13  SUBSEQUENT EVENTS

         (a) DISTRIBUTION AGREEMENTS

         The Company is continually in the process of negotiating potential distribution agreements with international entities. Additionally, the Company is negotiating a royalty agreement with an individual in Spain for a new design of healing and final abutment.

         (b) REVOLVING LOAN PAYABLE

         Effective November 26, 2001, the Company refinanced its existing revolving loan payable (See Note 5) with Commercebank, N.A. for a maximum revolving loan amount of $1,500,000. The interest rate is the prime rate in effect plus 1%. The note is a demand obligation requiring 30 days notice to terminate. The agreement expires on May 31, 2002.

         (c) PROMISSORY NOTE

         Effective November 26, 2001, the Company also signed a term promissory note with Commercebank, N.A. in the amount of $300,000 at an interest rate of 7%. Monthly payments of accrued interest only shall be made to the bank through November 20, 2002. Commencing December 20, 2002, the Company shall begin making payments consisting of all then accrued but unpaid interest plus a principal installment equal to the outstanding principal balance on December 20, 2002 divided by 48. On November 20, 2006, the Company shall pay all principal and accrued interest due. Any principal amounts repaid on the term loan may not be reborrowed.