Form 10QSB
period 2002-01-31
BIO LOK INTERNATIONAL INC
filed 2002-03-21
CIK 840573

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q SB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ending January 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from to

Commission File Number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)

Delaware	65-0317138

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(954) 698 - 9998

     Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange On Which Registered NASD OTC Bulletin Board

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

As of January 31, 2002, the Registrant had 6,420,348 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements Condensed Consolidated Statement of Income for the three months ended January 31, 2002 and 2001 Condensed Consolidated Balance Sheets for January 31, 2002 and October 31, 2001 Condensed Consolidated Statements of Cash Flows for three months ended January 31, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statement

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	PART II

Item 6.	Exhibits, List and Reports on Form 8-K	9

PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-LOK INTERNATIONAL INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	January 31,

	2002	2001

Net Sales	$537,480	$708,433

Cost of Goods Sold	87,831	179,895

GROSS PROFIT	449,649	528,538

Selling	247,155	88,471

Admin. & General Exp	353,713	237,973

	600,868	326,444

Operating Income	(151,219)	202,094

Interest Expense	29,771	28,089

Other (Income)/Expense	110,752	28,174

	140,523	56,263

Income before Taxes	(291,742)	145,831

Income Taxes	0	0

NET INCOME	$(291,742)	$145,831

Net Income Available to

Common Share Owners	$(291,742)	$145,831

Net Income per Common Share	$(.05)	$.02

Dividends per Common Share	$-0-	$-0-

Average Common Shares

Outstanding	6,130,891	6,085,348

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2002	2001

ASSETS

Current Assets

Cash	$279,976	$55,326

Accounts Receivable (Net)	704,109	833,320

Insurance Claim Receivable	-0-	338,442

Inventory	1,362,776	1,161,650

Other Current Assets	119,710	94,790

Total Current Assets	2,466,571	2,483,528

Net Machinery & Equipment	1,405,371	1,264,679

Other Assets

Deposits	11,578	12,878

Inventory — long-term	163,283	163,283

Other	2,500	3,611

	177,361	179,772

TOTAL ASSETS	$4,049,303	$3,927,979

LIABILITIES & EQUITY

Current Liabilities

Revolving Loan	$733,000	$523,878

Accts. Payable & Accr. Exp	129,423	180,161

Accounts Payable — Other	152,749	197,978

Notes & Loans payable — current	327,079	295,479

Liabilities under capital leases	58,056	59,892

Due to related parties	-0-	40,309

Total Current Liabilities	1,400,307	1,297,697

Long-Term Liabilities

Notes & Loans payable-noncurrent	297,250	49,739

Liabilities under capital leases	159,858	175,236

Total Long-Term Liabilities	457,108	224,975

Total Liabilities	1,857,415	1,522,672

STOCKHOLDERS’ EQUITY

Common Stock — authorized 15,000,000, par value $.01; outstanding 6,420,348 and 6,085,348 shares respectively;	64,203	60,854

Treasury Stock	(7,277)	-0-

Preferred Stock — authorized 500,000 par value $.75; outstanding 0 shares;	0	n/a

Paid-in Capital	2,303,837	2,221,586

Retained Earnings	122,867	122,867

Retained Earnings-Current Year	(291,742)	-0-

Total Equity	2,191,888	2,405,307

TOTAL LIABILITIES & EQUITY	$4,049,303	$3,927,979

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,

	2002	2001

OPERATING ACTIVITIES:

Net Income (Loss)	$(291,742)	$145,831

Adjustments to reconcile:

Depreciation	33,445	21,040

Valuation of shares Issuance of common stock for service	85,600	-0-

Change in Current assets & liabilities:

(Incr.) decr. in accts. rec	121,934	(203,640)

(Incr.) decr. in inventories	(201,126)	(39,703)

(Incr.) decr. in prepaid & other	(23,809)	(10,210)

(Incr.) decr. in deposits	1,300	(2,218)

Incr. (decr.) in A/P & Accr. exp	(95,967)	55,468

Net Cash (used) by Operating	(370,365)	(33,432)

FROM INVESTING ACTIVITIES:

Cash received from insurance settlement	338,442	-0-

Property, Plant & Equipment	(174,137)	(18,495)

Net Cash (used) by Investing Activities	164,305	(18,495)

FROM FINANCING ACTIVITIES:

Net proceeds — revolving loan	209,122	16,834

Net change in Long Term Debt	261,897	(22,766)

Payment of related parties debt	(40,309)	-0-

Net Cash Used for Financing Activities	430,710	(5,932)

NET INCREASE (DECREASE) IN CASH	$224,650	$(57,859)

Cash — Beginning of Period	55,326	63,024

Cash — End of Period	$279,976	$5,165

Interest Paid	$29,771	$28,089

Income Taxes Paid	$-0-	$-0-

     See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. (“Bio-Lok”). The consolidated results include the activities of Orthogen Corporation a research and development company; Micro-Lok Mexico, Micro-Lok Chile and Bio-Lok Int’l. Pty., Inc. (Australia) established as sales and marketing entities.

Revenues are recognized as products are shipped; inventory is stated at lower of average cost or market; inventory which is not expected to be sold in one year is classified as long-term; and, property and equipment are stated at cost, less accumulated depreciation.

NOTE B — NATURE OF BUSINESS

Bio-Lok is a manufacturer and distributor, both domestically and internationally, of the MICRO-LOK™  PRECISION DENTAL IMPLANT SYSTEM. Micro-Lok consists of a number of select implants (both screw and cylinder), related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line direct to the end user, via distributors and independent representatives.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products. Products are distributed directly to clinicians domestically and to distributors or related companies internationally who in- turn market and sell the products to clinicians.

The acquisition of Orthogen Corporation brought an advanced biomaterials R&D corporation to Bio-Lok. Orthogen, together with researchers at the UMD-New Jersey Dental School and New York’s Hospital for Joint Diseases, uncovered basic and wide-ranging surface-modification and bone growth enhancement techniques for controlling cellular interaction. Experimental results indicate that these techniques can be used to enhance tissue integration into implants, minimize ingrowth of undesirable tissue types, and increase the longevity of implants.

NOTE C — INVENTORIES

Inventories at January 31, 2001, and October 31, 2000, consisted of the following:

	January 31, 2002	October 31, 2001

Raw Materials & Supplies	$29,526	$23,459

Work in Process	350,887	345,760

Finished Goods	1,145,646	955,714

	$1,526,059	$1,324,933

The increase in inventory year-to-date totaled $201,126. The increase is attributable to the addition of a new implant system to the product line and managements decision to increase production to ensure adequate product availability for the domestic market development. Inventory classified as non-current and included in finished goods was $163,283 the same as for fiscal year end.

NOTE D — SUMMARIZED INCOME STATEMENT DATA OF BIO-LOK INTERNATIONAL INC.

At January 31, 2001, the income statement represents a consolidated Bio-Lok International Inc. Income from operations totaled a loss of $151k and a loss of $292k at net income. The losses are a direct result from the development of the domestic dental market. The reduced results are due to staff hire, market material development, new product development and operational support for the development of the markets both domestic and internationally. Additionally, adjusting the loss at net income for the non-cash activity of issuing common stock shares during the quarter to individuals for services provided and rendered to the company, the losses would have totaled only $205k.

NOTE E — CHANGE IN STOCKHOLDERS EQUITY

The company and its management issued 335,000 shares of common stock during the quarter at various costs ranging from $.24 to $.37 per share or at an average price of $.256 per share. The stock issued was awarded to specific clinicians for services rendered to the company, to a consultant for services provided to the company over the past years, and to individuals hired in January as a hire bonus.

The company also obtained 17,327 shares of Treasury Stock during the quarter. The stock was accepted in place of payment on a receivable at $.43 per share.

NOTE F — CHANGE IN BUSINESS ACTIVITY

Effective February 12, 1997, the Plan of Reorganization filed by the Companies was approved by the Court and the plan was implemented as of March 1997. On January 23, 1998, the XI filing was closed. The Company has operated successfully under the Plan of Reorganization.

The company has entered into a new lending arrangement effective November 2001. The new financing arrangement enabled the company to effectively develop the domestic market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

VOLUME

Net sales (revenues) for the quarter decreased by 24% over the comparable quarter prior year. The decrease in sales is attributable to a general slow down in activity primarily internationally — i.e. Argentina and Europe. The reduction in activity is expected to turn around once the Argentina economy is functioning again and Europe returns to a moderate growth cycle.

COST OF GOODS SOLD

Cost of goods sold as related to net sales reflected an improvement of 9% for the quarter over the comparable quarter prior year. This change is due to planned increase in production to ensure the new implant product line is available to the market by the end of March and improved manufacturing costs experienced due to the new machinery that came on-line.

GROSS PROFIT

Gross profit for the period was $450k and reflected an improvement over the comparable period prior year. Gross Profit as a percent of sales increased for the period primarily do to improvements in cost of manufacturing.

SELLING EXPENSES

Selling expenses continued to increase due to the staffing of the domestic sales operation and the continued development of added marketing materials. Selling expenses were 179% over the comparable period prior year. These costs are anticipated to continue to increase as the operation is staffed, but management expects that the effort will realize increased sales results by the end of the summer.

ADMINISTRATIVE & GENERAL EXPENSES

Administrative and general expenses increased by 49% over the comparable period prior year. These cost increases are attributable to the continued domestic market development, and marketing and advertising literature development. Costs will continue to increase in support of the domestic market development.

OPERATING INCOME

Results from operations totaled a loss of $151k. The losses are anticipated to continue over the near future as the domestic market is staffed. Operating income is anticipated to return to a positive result as market penetration is achieved by the new domestic sales force.

OTHER INCOME/EXPENSES

Other expenses decreased by $3k over the comparable period prior year. The slight decrease is attributed to added gains realized form the insurance gains realized from the fire last year, which gains where partially offset by increased legal costs incurred for patents documentation.

NET INCOME

Net income for the quarter was a loss of $292K compared to profit of $146k for the comparable period prior year. The reduced net income is due to management’s decision to develop the domestic market and common stock shares issued for services. Profits are not anticipated to return to a positive position until a domestic market penetration is achieved, which is anticipated to materialize by late spring and summer. Management anticipated that by year-end domestic sales will grow by over 100%.

FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow increased for the quarter by $225k to $280k for the period. The increase of cash for the period was due to the new financing arrangement implemented in November and added insurance proceeds realized from the fire. The cash position was generated to provide needed funds for the development of the domestic market.

FINANCING

New financing was negotiated and finalized by management in the quarter. As of November the company entered into a new revolving loan credit and term loan arrangement, which provided the company the necessary added cash availability to enable management to develop and penetrate the domestic market. Efforts to provide added equity to the company are still proceeding.

PART II

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: March 20, 2001	By /s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L. Hollander	President, CEO and Director	Date: March 20, 2001

/s/ Ingo K. Kozak Ingo K. Kozak	VP — Finance, CFO, Secretary and Director	Date: March 20, 2001