Form 10QSB
period 2002-04-30
BIO LOK INTERNATIONAL INC
filed 2002-06-14
CIK 840573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the Quarter ended APRIL 30, 2002



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


              312 S. MILITARY TRAIL, DEERFIELD BEACH, FLORIDA 33442
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 698-9998

                          ----------------------------

      Securities registered pursuant to Section 12 (b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------           -----------------------------------------
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES [X] NO [ ]

As of April 30, 2002, the Registrant had 6,667,144 Common Stock shares outstanding, at a par value $.01 per share.

                                TABLE OF CONTENT

                                               PART I

Item 1.   Financial Statements..................................................................2

          Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2002 and 2001................................................2

          Condensed Consolidated Balance Sheets as of April 30, 2002
                   and October 31, 2001.........................................................3

          Condensed Consolidated Statements of Cash Flows for six months ended April 30, 2002 and 2001................................................4

          Notes to Condensed Consolidated Financial Statements..................................5

Item 2.   Management's Discussion and Analysis of Financial Results of Operations...............7

          Financial Condition...................................................................8

                                               PART II

Item 6.   Exhibits, List and Reports on Form 8-K................................................9

                                  -------------



PART I

ITEM 1.  FINANCIAL STATEMENTS


                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                       APRIL 30,                    APRIL 30,    .
                             --------------------------   --------------------------
                                 2002           2001          2002           2001
                             -----------    -----------   -----------    -----------
NET SALES                    $   835,138    $   595,373   $ 1,372,618    $ 1,303,806
Cost of Goods Sold               241,908        144,818       329,739        324,713
                             -----------    -----------   -----------    -----------
GROSS PROFIT                     593,230        450,555     1,042,879        979,093
                             -----------    -----------   -----------    -----------
Selling                          406,475        128,328       739,231        216,799
Admin. & General Exp.            403,972        292,483       801,187        558,630
                             -----------    -----------   -----------    -----------
                                 810,447        420,811     1,540,418       775,429
                             -----------    -----------   -----------    -----------
OPERATING INCOME                (217,217)        29,744      (497,539)       203,664
Other Income                           0              0        18,351              0
Less Interest Expense             31,881         28,201        61,652         56,290
                             -----------    -----------   -----------    -----------
NET INCOME (LOSS)            $  (249,098)   $     1,543   $  (540,840)   $   147,374
                             ===========    ===========   ===========    ===========
Net Income Available to
  Common Share Owners        $       -0-    $     1,543   $       -0-    $   147,374
                             ===========    ===========   ===========    ===========
Net Income (loss) per
  Common Share               $      (.04)   $       -0-   $      (.09)   $       .02
                             ===========    ===========   ===========    ===========
Dividends per Common Share   $       -0-    $       -0-   $       -0-    $       -0-
                             ===========    ===========   ===========    ===========
Average Common Shares
   Outstanding                 6,542,733      6,085,358     6,333,404      6,085,358




            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                      Condensed Consolidated Balance Sheets

                                             APRIL 30,         OCTOBER 31,
                                               2002              2001
                                           -----------        -----------
                                           (Unaudited)
ASSETS

Current Assets
   Cash                                    $    52,090        $    55,326
   Accounts Receivable (Net)                   780,933            833,320
   Insurance claims receivable                  88,770            338,442
   Inventory                                 1,524,329          1,161,650
   Other Current Assets                        168,084             94,790
                                           -----------        -----------
Total Current Assets                         2,614,206          2,483,528
                                           -----------        -----------

Machinery & Equipment (Net)                  1,308,126          1,264,679
                                           -----------        -----------

Other Assets - Deposits                         13,510             12,878
             - Inventory                       163,283            163,283
             - Other                             7,153              3,611
                                           -----------        -----------
                                               183,946            179,772
                                           -----------        -----------
TOTAL ASSETS                               $ 4,106,278        $ 3,927,979
                                           ===========        ===========

LIABILITIES

Current Liabilities
   Revolving Loan                          $ 1,049,000        $   523,878
   Accts. Payable & Accr. Exp.                 222,675            180,161
   Accounts Payable - Other                     12,796            197,978
   Notes & Loans payable - current             324,604            295,479
   Liabilities under capital leases             62,071             59,892
   Due to related parties                        5,000             40,309
                                           -----------        -----------
Total Current Liabilities                    1,676,146          1,297,697
                                           -----------        -----------

Long-Term Liabilities
   Notes & Loans payable-noncurrent            281,250             49,739
   Liabilities under capital leases            144,067            175,236
                                           -----------        -----------
Total Long-Term Liabilities                    425,317            224,975
                                           -----------        -----------
Total Liabilities                            2,101,463          1,522,672
                                           -----------        -----------

STOCKHOLDERS' EQUITY

  Preferred Stock - authorized
     500,000 par value $.75;
     outstanding 0 shares;                         -0-                -0-
  Common Stock - authorized
     15,000,000, par value $.01;
     outstanding 6,667,144 and
     6,085,358 shares respectively              66,671             60,854
  Treasury Stock                                (7,277)               -0-
  Paid-in Capital                            2,363,394          2,221,586
  Retained Earnings (Accum. Deficit)          (417,973)           122,867
                                           -----------        -----------
Total Stockholders' Equity                   2,004,815          2,405,307
                                           -----------        -----------

TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY              $ 4,106,278        $ 3,927,979
                                           ===========        ===========



            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         SIX MONTHS ENDED
                                                           APRIL 30,
                                                  --------------------------
                                                    2002             2001
                                                  ---------        ---------
                                                        (see Note A)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                               $(540,840)       $ 147,374
  Adjustments to reconcile:
     Depreciation                                    70,692           44,731
     Issuance of Common Stock for service           147,625                0

  Change in Current assets & liabilities:
     (Incr.) decr. in accts. rec.                    45,110         (150,260)
     (Incr.) decr. in inventories                  (362,679)         (45,120)
     (Incr.) decr. in prepaid & other               (73,294)         (49,113)
     (Incr.) decr. in deposits                         (632)             -0-
     (Incr.) decr. other                             (3,542)             764
     Incr. (decr.) in A/P & Accr. exp.               42,514           28,745
                                                  ---------        ---------
  Net Cash used in Operating Activities            (675,046)         (22,880)
                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Property, Plant & Equipment                      (114,139)        (189,817)
  Net proceeds from insurance claim                 249,672                0
                                                  ---------        ---------
  Net Cash Provided by (used in)
         Investing Activities                       135,533         (189,817)
                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds - revolving loan                     525,122           31,815
  Payments on capital leases                        (28,990)          74,358
  Net increase in notes payable                     260,635           11,470
  Payments on notes & loan payable                 (185,181)          46,143
  Due to related parties                            (35,309)               0
                                                  ---------        ---------
  Net Cash Provided by Financing Activities         536,277          163,786
                                                  ---------        ---------

NET INCREASE (DECREASE) IN CASH                   $  (3,236)       $ (48,911)

      Cash - Beginning of Period                     55,326           63,024
                                                  ---------        ---------
      Cash - End of Period                        $  52,090        $  14,113
                                                  =========        =========
      Interest Paid                               $  61,652        $  56,291
      Income Taxes Paid                               $ -0-            $ -0-


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      During the first quarter 2002, the Company acquired 17,327 shares of Treasury Stock in lieu of payment of a commercial customer account receivable balance of $7,277.

Note A. Reclassification - Certain 2001 balances have been reclassified to conform to the 2002 presentation


            See Notes to Condensed Consolidated Financial Statements.

                           BIO-LOK INTERNATIONAL INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. ("Bio-Lok"). The consolidated results include the activities of Bio-Lok International Inc., Orthogen Corporation, Micro-Lok Mexico S.A de C.Y., Micro-Lok Chile S.A. and Bio-Lok Int'l. Pty. Inc..

Revenues are recognized as product is shipped; inventory is stated at lower of average cost or market; inventory which is not expected to be sold in one year is classified as long-term; inventory not sold on a regular and continued basis is written down; and property and equipment are stated at cost less accumulated depreciation.

NOTE B - NATURE OF BUSINESS

Bio-Lok is a manufacturer and distributor, both domestically and internationally, of the MICRO-LOK(TM) PRECISION DENTAL IMPLANT SYSTEM. The product line consists of a number of select implants (both screw and cylinder), related prosthetics parts, devices, associated tools, irrigated drills and reamers, and products purchased and resold as a part of the System. Select product purchased is private labeled. The Company markets the product line domestically via its own sales staff, and internationally utilizing distributors and its subsidiary entities.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products. Products are distributed directly to clinicians domestically and to distributors or related companies internationally who in turn sell the products to clinicians. Revenues are recognized as the product is shipped.

Orthogen Corporation is an advanced biomaterials R&D corporation. Orthogen, together with researchers at the UMD-New Jersey Dental School and New York's Hospital for Joint Diseases, uncovered basic and wide-ranging surface-modification and bone growth enhancement techniques for controlling cellular interaction.

Micro-Lok Mexico S.A. de C.Y., Bio-Lok Int'l. Pty., Inc. and Micro-Lok Chile S.A. operate as sales operations for Mexico, Australia and Chile respectively. Product is shipped to the entities on a cost basis and sold to the end market (clinicians and institutions) at retail prices established on a country by country basis.


NOTE C - INVENTORIES

Inventories at April 30, 2002, and October 31, 2001, consisted of the following:

                                  APRIL 30, 2002  OCTOBER 31, 2001
                                  --------------  ----------------

      Raw Materials & Supplies       $   26,752       $   23,459
      Work in Process                   345,919          345,760
      Finished Goods                  1,314,941          955,714
                                     ----------       ----------
                                     $1,687,612       $1,324,933
                                     ==========       ==========

Inventory is stated on an average cost basis. Inventory is sold on a first in first out basis to insure that the manufactured product on-hand always represents current product. The Micro-Lok System marketed by the Company consists of a broad product line which is manufactured to ship on order placed. Inventory classified as non-current and included in finished goods was $163,283 the same as for fiscal year end.

Year-to-date increase in inventory totals $362,679, a 27% increase. $250,000 of the increase in inventory was due to bringing the new Silhouette IC (internal connection) implant product line on-line, an increase in the base stock being maintained at our subsidiaries and an increase planned for to cover the domestic sales market development due to the start of hiring a domestic sales staff.

NOTE D - FIXED ASSETS

Year-to-date a total of $114,139 of fixed assets has been acquired. The equipment acquired was to improve production capacity and quality.


NOTE E - SUMMARIZED INCOME STATEMENT DATA

Loss from operations totaled $249,098 for the quarter and a loss of $540,840 year-to-date. The reduced results for the past two quarters is attributable to the hiring of a domestic sales staff, development of the domestic market activity, research and development expenses for the Silhouette IC and Laser-Lok product line and related increased headquarter and administrative costs for the domestic market development.

NOTE F - STOCKHOLDERS' EQUITY

On February 28, 2002, the Company registered with the SEC under Form S-8 500,000 shares of common stock. The shares provided under the registration was to register the common stock shares for the company's stock plan titled "Stock Compensation Plan 2002". Under the plan shares are allocated for employee compensation, the Bio-Lok 401(k) Plan and shares to be awarded to institutions, consultants and other entities that provided a service, assistance and support.

During the six months ended April 30, 2002, 581,786 shares of common stock were issued for services valued at an aggregate amount of $147,625 and 17,327 shares of treasury stock were acquired in lieu of an account receivable on the books for $7,277 (no gain or loss was recognized since the A/R was settled at the trading price of the stock on the date of acquisition).

On January 3, 2002, three options to purchase 50,000 shares of common stock at $.05 per share were issued employees and a clinician for services and support of the Company. On January 10, 2002, ten options to purchase a total of 180,000 shares of common stock at $.05 per share were issued to employees, officers and directors of the Company for services and support of the Company for the year 2001.

NOTE G - FINANCING

Effective November 22, 2001, the Company replaced its working capital line of credit with a new financial institution. The new revolving line of credit was increased from $500,000 to $1,500,000 at a reduced rate of interest. The new revolving loan was at 1% over the prime rate with an annual review of May 31. Additionally, the Company borrowed $300,000 using existing equipment as collateral and the loan is payable over five years.

NOTE H - SUBSEQUENT EVENTS

Effective May 1, 2002, management with approval of the Board of Directors is transferring the manufacturing, operational functions and international sales activities to a new wholly owned subsidiary of the Company titled BLLI Operations Inc. The functions remaining with Bio-Lok International Inc. will consist of corporate management and the domestic sales operation, and it will operate as a holding company. The restructuring of the business is being completed to enable the Company to separately fund the domestic sales operation and enable the Company to separately finance the manufacturing and international sales activities. Additionally, all products purchased for resale will be managed and controlled by Bio-Lok International Inc.; products purchased for resale consist of a collagen membrane, SurgiPlaster a bone augmentation product and Titan instruments, being expanded with the introduction into the market of a collagen membrane, SurgiPlaster a bone augmentation product and Titan instruments. The reorganization of the Company will have no impact or effect on the consolidated financial results of Bio-Lok International Inc. as a whole.

Effective May 2, 2002, the Board of Directors authorized the increase of the common stock shares outstanding from 15,000,000 to 20,000,000.

Effective June 10, 2002, the Company's revolving line of credit which expired May 31, 2002, was extended by the bank to August 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective with 2002 Management elected to develop and build the domestic market. In the past only 10% of gross revenue was derived from domestic sales activity with the remaining 90% coming from international marketing activity. By February 2002, four key sales individuals had been hired and results have already shown an increase by the end of the second quarter. Management expects as added staff is hired to dramatically increase revenues over the ensuing years.

International sales and marketing activity has also shown a turn around from prior quarters. Improving economic conditions and the weakened dollar has permitted our existing Distributors to expand their market penetration. Distributors are forecasting strong market gains.

At the beginning of the quarter the company introduced its new Silhouette IC (internal connection) dental implant line and related products. Today the dental market is covered by an external hex (50% of the market), an internal connection (45% of the market) and other (5% or less of the market) style of implants. With the development and introduction into the market of the IC implant, the Company offers to the marketplace implants for all potential users.

As to Bio-Lok's research and development entity Orthogen Corporation, it has been awarded a Grant of $253,000 over the next year with a potential addition of $252,000 in the following year by the National Institute of Health for its work and development of a mechanical/neural limb prosthetic interface. Additionally, Orthogen has contracted with Class Implant SRL of Italy to market and distribute its SurgiPlaster product both domestically (US) and internationally with the utilization of its parent and sister entities.

                              RESULTS OF OPERATIONS

VOLUME

Net sales for the quarter increased by 55% from the prior quarter and were 40% above the comparable quarter prior year. Net sales for the six months ending April 30, 2002 increased 5% as compared to the same period prior fiscal year. Much of the increase is attributed to domestic sales, year-to-date these sales have increase by over 100%. Management expects sales to continue to increase at an accelerated rate as the domestic market penetration, acceptance of the Silhouette IC implant line and the introduction of the Laser-Lok implant occurs.

COST OF GOODS SOLD

For the quarter costs reflected an increase which was wholly due to bringing the new Silhouette IC product line on-line. Year-to-date costs as related to sales remained approximately the same compared to prior years result. Overall, cost of goods sold continues to improve as product is being manufactured utilizing the new machinery received from the insurance claim during the last two quarters of calendar year 2001.

GROSS PROFIT

Gross profit percentage for the period decreased by 13% over the prior quarter. Gross Profit as a percent of sales decreased by 5% for the quarter compared to the same period prior year. The lower margins were realized due to costs incurred for the manufacture of new products - i.e. the Silhouette IC implant line. Costs for the balance of the year will continue to fluctuate on a monthly and quarterly basis and generally increase slightly as other new products developed are brought on-line - i.e. the Laser-Lok implant.

SELLING EXPENSES

Selling expenses continued to increase considerably over the prior period due to the continued staff additions for the development of the domestic market. As of the end of the quarter a sales manager and four sales individuals had been hired, with one individual moved from sales to internal support and resulting with a staff of six for the domestic market with added individuals planned to be hired. Management's objective is to have 10 to 12 individuals in place by fiscal year end with approximately another 10 to be hired in the following year.

ADMINISTRATIVE & GENERAL EXPENSES

Administrative and general expenses increased by 2% over the prior quarter, was 38% over the same quarter prior year and was 43% year-to-date above prior year same period. The cost increases are due to continued market development, product introductions and general sales growth realized.

OPERATING INCOME

Results from operations totaled a loss of approximately $217k and is approximately 23% less than the prior quarter. Losses are expected to continue to be incurred over the next months and quarters as the domestic sales staff is hired. As market penetration is achieved and sales revenues catch up to the market development activity the Company will return to profitability. Management expects losses to continue to occur until the second quarter next year.

OTHER INCOME

Reflects added gain from the insurance claim paid reference the machine fire incurred by the Company in fiscal 2001. To date 99% of the machinery and equipment claims have been paid. The claim for the business interruption portion of the insurance policy is still being determined and any potential gain may be ascertainable by the beginning of the fourth quarter of this fiscal year.

INTEREST EXPENSE

Interest expense for the quarter increased due to the increase in borrowing by the Company against its working capital line of credit. For the quarter interest expense approximated $32k, was 7% over prior quarter and year-to-date 10% over prior year same period. The increase is due to higher borrowings outstanding under the revolving line of credit and an increase in long term debt.

NET INCOME

Net loss for the quarter was approximately $249k compared to a break-even for the same period prior year. Year-to-date results approximated a loss of $541k compared to a profit of approximately $147k for the same period prior year. The lower results are the same already detailed under Operating Income above. Management does not expect to return to a profitable position until later next year when revenues are expected to catch up to the domestic market development initiated.

                               FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS

Cash flow for year-to-date reflects approximately a $3k reduction. Overall cash flow is adequate to cover the company's requirements then under the revolving line of credit the company has available.

FINANCING

For the quarter no new financing activities have been entered. The current revolving asset-based loan has been extended to August 31, 2002, to enable the Company to finalize new and improved receivable and inventory insurance coverage. Upon completion it is anticipated that the overall loan availability will increase by $600,000. Additionally, due to the continued growth forecast the overall line of credit available may increase to over $2 million from $1.5 million. Additionally, the Company is planning to raise up to $5 million via an equity line of credit agreement and Form SB-2 registration. The proceeds will be utilized to continue developing the domestic market, expand and improve marketing literature, establish teaching centers and generally grow the company to represent 5-10% of the market.

PART II.

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (b)  Reports on Form 8-K       - none -




                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                BIO-LOK INTERNATIONAL INC.
                                                     (Registrant)




Date:  June 14, 2002                     By  /s/   Bruce L. Hollander
                                            -----------------------------------
                                             Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

       SIGNATURE                  TITLE
      ---------                   -----

/s/ Bruce L. Hollander
-----------------------      President, CEO and Director    Date: June 14, 2002
Bruce L. Hollander

/s/ Ingo K. Kozak
-----------------------      VP - Finance, CFO, Secretary   Date: June 14, 2002
Ingo K. Kozak                and Director