Form 10QSB
period 2002-07-31
BIO LOK INTERNATIONAL INC
filed 2002-09-23
CIK 840573

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q SB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended July 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from to

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)

DELAWARE	65-0317138

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 698-9998

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASD OTC Bulletin Board

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

As of July 31, 2002, the Registrant had 6,667,144 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2002 and 2001 (unaudited)

	Condensed Consolidated Balance Sheets as of July 31, 2002 (unaudited) and October 31, 2001

	Condensed Consolidated Statements of Cash Flows for nine month ended July 31, 2002 and 2001 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations	8

	Financial Condition	10

Item 4.	Controls and Procedures	10

PART II

Item 6.	Exhibits, List and Reports on Form 8-K	11

	Signatures	11

	Qualifications	12

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net Sales	$793,808	$491,634	$2,166,426	$1,795,440
Cost of Goods Sold	413,724	136,762	743,464	461,475

GROSS PROFIT	380,084	354,872	1,422,962	1,333,965

Selling	306,138	133,255	959,767	350,054
Admin. & General Exp.	370,566	281,815	1,204,854	840,445

	676,704	415,070	2,164,621	1,190,499

Operating Income (Expense)	(296,620)	(60,198)	(741,659)	143,466

Other Income	0	0	18,351	0
Other Expense	(25,250)	0	(77,750)	0
Exchange Rate gains/losses	(2,918)	0	(2,918)	0
Interest Expense	(25,105)	(36,798)	(86,757)	(93,088)
Other Income (Expense)	(53,273)	(36,798)	(149,074)	(93,088)

NET INCOME (loss)	$(349,893)	$(96,996)	$(890,733)	$50,378

Net Income Available to Common Share Owners	$-0-	$-0-	$-0-	$50,378

Net Income (loss) per Common Share basic and diluted	$(.05)	$(.02)	$(.14)	$.01

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

Weighted Average Common Shares Outstanding – basic and diluted	6,667,144	6,085,358	6,445,873	6,085,358

The accompanying notes are an integral part of the
Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets
Cash	$50,084	$55,326
Accounts Receivable (Net)	880,430	833,320
Insurance claims receivable	-0-	338,442
Inventory (Net)	1,511,724	1,161,650
Other Current Assets	128,760	94,790

Total Current Assets	2,570,998	2,483,528

Machinery & Equipment (Net)	1,274,612	1,264,679

Other Assets — Deposits	13,499	12,878
— Inventory (net)	163,283	163,283
— Other	2,433	3,611

	179,215	179,772

TOTAL ASSETS	$4,024,825	$3,927,979

LIABILITIES
Current Liabilities
Revolving Loan	$1,241,000	$523,878
Accts. Payable & Accr. Exp.	247,771	180,161
Accounts Payable — Other	56,698	197,978
Notes & Loans payable – current	356,972	295,479
Liabilities under capital leases	62,000	59,892
Due to related parties	26,424	40,309

Total Current Liabilities	1,990,865	1,297,697

Long-Term Liabilities
Notes & Loans payable-noncurrent	250,000	49,739
Liabilities under capital leases	129,038	175,236

Total Long-Term Liabilities	379,038	224,975

Total Liabilities	2,369,903	1,522,672

STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 500,000; par value $.75; outstanding 0 shares;	-0-	-0-
Common Stock - authorized 20,000,000; par value $.01; outstanding 6,667,144 and 6,085,358 shares respectively;	66,671	60,854
Treasury Stock	(7,277)	-0-
Additional Paid-in Capital	2,363,394	2,221,586
Retained Earnings (Accum. Deficit)	(767,866)	122,867

Total Stockholders’ Equity	1,654,922	2,405,307

TOTAL LIABILITIES Š STOCKHOLDERS’ EQUITY	$4,024,825	$3,927,979

The accompanying notes are an integral part of the
Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,

	2002	2001

		(see Note A)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(890,733)	$50,378
Adjustments to reconcile:
Depreciation	105,961	72,406
Issuance of Common Stockfor service	147,625	0
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(54,387)	(28,371)
(Incr.) decr. in inventories	(350,074)	10,486
(Incr.) decr. in prepaid & other	(33,970)	(184,910)
(Incr.) decr. in deposits	(621)	-0-
(Incr.) decr. other	1,178	2,138
Incr. (decr.) in A/P & Accr. exp.	67,610	105,936

Net Cash used in Operating Activities	(1,007,411)	28,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Machinery & Equipment	(115,894)	(194,346)
Net proceeds from insurance claim	338,442	0

Net Cash Provided by (used in) Investing Activities	222,548	(194,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds - revolving loan	717,122	46,146
Payments on capital leases	(44,090)	60,829
Net increase in gross notes payable	261,754	(28,581)
Payments on A/P and other	(141,280)	16,790
Due to related parties	(13,885)	25,000

Net Cash Provided by Financing Activities	779,621	120,184

NET DECREASE IN CASH	$(5,242)	$(46,099)
Cash - Beginning of Period	55,326	63,024

Cash - End of Period	$50,084	$16,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$86,757	$93,088
Income Taxes Paid	$-0-	$-0-

Supplemental disclosure of non-cash Investing and Financing activities: During the first quarter 2002, the Company acquired 17,327 shares of Treasury Stock in lieu of payment of a commercial customer account receivable balance of $7,277.

Note A. Reclassification – Certain 2001 balances have been reclassified to conform to the 2002 presentation

The accompanying notes are an integral part of the
Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation and Significant Accounting Policies

(1) Basis of Presentation

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. (“Bio-Lok or “Company”). The consolidated results include the activities of Bio-Lok International Inc., BLLI Operations Inc., Orthogen Corporation, Micro-Lok Mexico S.A de C.Y., Micro-Lok Chile S.A. and Bio-Lok Int’l. Pty. Inc..

Effective May 1, 2002, management with approval of the Board of Directors has transferred the manufacturing and operational functions to a new wholly owned subsidiary of the Company titled BLLI Operations Inc. The functions remaining with Bio-Lok International Inc. consist of corporate management and sales operations, and it will operate as a holding company. The restructuring of the business was completed to enable the Company to separately fund the sales operations and to separately finance the manufacturing, operations and inventory activities. Additionally, all products purchased for resale will be managed and controlled by BLLI Operations Inc.; products purchased for resale consist of a collagen membrane and SurgiPlaster, a bone augmentation material. The reorganization of the Company will have no impact or effect on the consolidated financial results of Bio-Lok International Inc.

(2) Principles of Consolidation

The condensed consolidated financial statements for 2002 include the accounts of Bio-Lok International Inc., BLLI Operations Inc., Orthogen Corporation, Micro-Lok Mexico S.A de C.Y., Micro-Lok Chile S.A. and Bio-Lok Int’l. Pty. Inc.

All inter company accounts and transactions have been eliminated in consolidation.

Revenues are recognized as product is shipped; inventory is stated on a net basis at lower of average cost or market; inventory which is not expected to be sold in one year is classified as long-term, reviewed on-going and adjusted annually; inventory not sold on a regular and continued basis is written down. Property and equipment are stated at cost less accumulated depreciation.

(3) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

(4) Per Share Data

Basic loss per share is calculated by dividing net loss for the period (less preferred stock dividends) by the weighted average number of common stock shares outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share, if dilutive.

(5) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of July 31, 2002 and for the three and nine months ended July 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and nine months ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of October 31, 2001 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

Micro-Lok Mexico S.A. de C.Y., Bio-Lok Int’l. Pty., Inc. and Micro-Lok Chile S.A. operate as sales operations for Mexico, Australia and Chile respectively. Product is shipped to the entities on a cost basis and sold to the end market (clinicians and institutions) at retail prices established on a country by country basis.

Note C — Inventories

Inventories at July 31, 2002, and October 31, 2001, consisted of the following:

	July 31, 2002	October 31, 2001

Raw Materials & Supplies	$20,973	$23,459
Work in Process	241,690	345,760
Finished Goods	1,412,344	955,714

	$1,675,007	$1,324,933

Inventory is stated on an average cost basis. Inventory is sold on a first in first out basis to insure that the manufactured product on-hand always represents current product. The Micro-Lok System marketed by the Company consists of a broad product line which is manufactured to ship on orders placed. Inventory classified as non-current and included in finished goods was $163,283 the same as for fiscal year end.

As detailed above the year-to-date increase in inventory totals $350,074, a 26% increase. $250,000 of the increase in inventory was due to bringing the new Silhouette IC (internal connection) implant product line on-line, initial stocking of Laser-lok implants before laser-machining, an increase in the base stock being maintained at our subsidiaries and an increase planned for to cover the domestic sales market development due to the start of hiring a domestic sales staff.

Note D – Stockholders’ Equity

On February 28, 2002, the Company registered with the SEC under Form S-8 500,000 shares of common stock. The shares provided under the registration was to register the common stock shares for the company’s stock plan titled “Stock Compensation Plan 2002”. Under the plan shares are allocated for employee compensation, the Bio-Lok 401(k) Plan and shares to be awarded to institutions, consultants and other entities that provided a service, assistance and support.

During the nine months ended July 31, 2002, 581,786 shares of common stock were issued for services valued at an aggregate amount of $147,625 and 17,327 shares of treasury stock were acquired in lieu of an account receivable on the books for $7,277 (no gain or loss was recognized since the A/R was settled at the trading price of the stock on the date of acquisition).

On January 3, 2002, three options to purchase an aggregate of 50,000 shares of common stock at $.05 per share were issued to employees and a clinician for services and support of the Company. On January 10, 2002, ten options to purchase an aggregate total of 180,000 shares of common stock at $.05 per share were issued to employees, officers and directors of the Company for services and support of the Company for the year 2001. On February 15, 2002, one option to purchase an aggregate of 20,000 shares of common stock at $.10 per share was issued to an entity for services rendered.

Effective May 2, 2002, the Board of Directors authorized the increase of the common stock shares outstanding from 15,000,000 to 20,000,000. Stockholders had previously approved the authorization of common stock shares to be increased to 30,000,000, which increases was to be authorized by the Board of Directors as they deemed necessary.

Note E – Financing

Effective November 22, 2001, the Company replaced its working capital line of credit. The credit line was replaced with a new financial institution and increased from $500,000 to $1,500,000 at a reduced rate of interest. The new revolving loan was at 1% over the prime rate (4.75 % at July 31, 2002), collateralized by receivables and inventory with an annual review at May 31. On June 10, 2002, the revolving loan was extended to August 31, 2002. The Company is currently negotiating with the bank to extend the due date of the line of credit and management anticipates that the credit line will be extended and increased as necessary. Also, to have the bank advance against receivables at a higher percentage rate, the Company obtained added credit support for its international receivables in the form of a insurance guarantees from the US Export/Import Bank for a total of $800k. As of July 31, 2002, the outstanding debt on the revolving line opf credit totalted $1,241,000.

Effective November 22, 2001, the Company also borrowed $300,000 at a rate of 1.25% over the prime rate using existing equipment as collateral. The loan is payable over five years with interest only during the first year. The loan outstanding at 7/31/02 was $300,000 and is included in notes and loans payable ($50,000 in short term).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Effective with 2002 Management elected to develop and build the domestic market. In the past only 10% of gross revenue was derived from domestic sales with the remaining 90% coming from international marketing activity. By July 2002, six key sales individuals had been hired. Management expects as added staff is hired to dramatically increase revenues over the ensuing months and years.

International activity has shown a turn around in select markets. South America appears still to be very sluggish but Europe has picked up and demonstrated growth for the long run. Continued improving economic conditions and the weakened dollar has permitted our existing Distributors to expand their market penetration.

At the beginning of the second quarter the Company introduced its new Silhouette IC (internal connection) dental implant line and related products. Today the dental market is covered by an external hex (50% of the market), an internal connection (45% of the market) and other (5% or less of the market) style of implants. With the development and introduction into the market of the IC implant, the Company offers to the marketplace implants for all potential users.

The Company is in the process of completing its final clinical studies and evaluations of the new Laser-LokTM dental implant for filing with the FDA for registration and eventual sale. The implants represent a state-of-the-art technology, provide superior tissue adhesion and retention and can be utilized for either single or dual surgery. The Company and Management expect the implant to become the product of choice for clinicians and quickly permit the Company to grow to over 10% of the implant market. The implant market world-wide is approximately $600 million.

As to Bio-Lok’s research and development entity Orthogen Corporation, it has been awarded an NIH (National Institute of Health) Grant totaling over $500k over two years for the development of a mechanical/neural limb prosthetic interface. Other NIH Grant applications have been submitted. The developed the prosthetic interface represents an off-shoot from the Company’s laser edging technology developed for its Laser-Lok implant anticipated to be brought to market later this year. The potential of the technology to the nerve regenerating market is tremendous.

Orthogen has contracted with Class Implant SRL of Italy to market and distribute its SurgiPlaster product both domestically (US) and internationally. SurgiPlaster™ is a bone augmentation material utilized by clinicians in implantology. The market for bone augmentation material in dentistry consists of approximately $100 million.

The Company is actively engaged in obtaining up to $5 million in added equity. The proceeds will be utilized to continue developing the domestic market, expand and improve marketing literature, establish teaching centers and generally grow the company to represent 5-10% of the market.

RESULTS OF OPERATIONS

Volume

Net sales were 61% above the comparable quarter prior year. Net sales for the nine months ended July 31, 2002 increased 21% as compared to the same period prior fiscal year. Much of the revenue growth is attributed to increased domestic sales, which year-to-date have increased by over 100%. Management expects sales to continue to increase at an accelerated rate as the domestic market penetration, acceptance of the Silhouette IC implant line and the introduction later this year of the Laser-Lok implant occurs.

Cost of Goods Sold

For the quarter, costs reflected a considerable increase over the comparable quarter prior year or 203%, and an increase of 61% for year to date nine months to the same period prior year, which increase was primarily due to new product development (custom abutment, Silhouette, Silhouette IC (internal connection) and Laser-Lok implants) and the hiring of additional machine operators to enable Company to increase production capacity in support of anticipated sales for the development of the domestic market.

Gross Profit

Gross Profit as a percent of sales decreased by 34% for the quarter compared to the same period prior year and 11% for nine months year to date over the comparable period prior year. The lower margins were realized due to promotional efforts implemented in gaining market share and penetration in support of the marketing effort having been implemented for the development of the domestic market. Promotional efforts which impacted operations are attributable to the sales discounting, give-away and over-all sales promotions initiated with the development of the domestic market.

Costs for the balance of the year will continue to fluctuate on a monthly and quarterly basis and are expected to level-off at around 36% of sales as other new products developed are brought on-line – i.e. the Laser-Lok implant and promotional and market targets are achieved.

Selling Expenses

Selling expenses increased from the prior year’s comparable quarter by 130% due to staff additions. With the decision by management to develop the domestic market, to date six sales individuals have been hired. This sales staff development is also reflected in the year to date results of a 174% increase over comparable period prior year. The year to date change in results reflects not just the hiring of a new sales staff, but also the reorganizing of the operation and the developing of new marketing tools. Additional individuals are expected to be hired over the ensuing months. Management’s objective is to have 8 to 12 individuals in place by the calendar year end with approximately another 10 to 12 to be hired in the following year.

Administrative & General Expenses

Administrative and general expenses were 31% over the same quarter prior year and 43% year-to-date above the same period prior year. The cost increases for the quarter and year to date reflected a considerable increase, which is solely attributable to support of the domestic market development and sales growth activities, and an increase by approximately 150% in insurance expense. Costs are expected to continue to increase due to the continued planned market developments, product introductions and general sales growth anticipated.

Operating Income

Loss from operations totaled $296,620 for the quarter and a loss of $741,659 year-to-date. The reduced results is attributable to the hiring of a domestic sales staff, development of the domestic market activity, research and development expenses for the Silhouette IC and Laser-Lok product line and related increased headquarter and administrative costs for the domestic market development. Losses are expected to continue to be incurred over the next months and quarters as the domestic sales staff is hired. As market penetration is achieved and sales revenues increase, the Company is expected to return to profitability. Management expects losses to continue to occur until the second quarter next fiscal year.

Other Income

Reflects year-to-date added gains from the insurance claim paid pertaining to the machine fire in fiscal 2001. To date 99% of the machinery and equipment claims have been paid. The claim for the business interruption portion of the insurance policy is still being determined and any potential gain may be ascertainable by the end of the fourth quarter of this fiscal year.

Other Expense

Other expense for the quarter and year-to-date totaled approximately $25k and $78k, respectively, and resulted from the amortization of the balance of the fees incurred for the new revolving loan financing closed in late November 2001.

Exchange rate losses relate to foreign currency transactions of the Company’s Mexican subsidiary. The entity in Mexico operates as a sales organization for Mexico.

Interest Expense

Interest expense for the quarter decreased due to lower interest rates being in effect and a slightly lower level of average borrowings outstanding. Year-to date interest expense totaled approximately $87k and was 7% below prior years same period. The decrease is due to lower interest expenses incurred under the revolving line of credit and lower interest expenses due on the increased long term debt outstanding.

Net Income

Net loss for the quarter was approximately $350k compared to a loss of approximately $97k for the same period prior year. Year-to-date results approximated a loss of $891k compared to a profit of approximately $50k for the same period prior year. The lower results are the same already detailed under Operating Income above. Management does not expect to return to a profitable position until next year when revenues are expected to catch up to the domestic market development initiated.

FINANCIAL CONDITION

Cash On Hand

Cash on hand year-to-date reflects approximately a $5k reduction. Overall cash flow is adequate to cover the Company’s cash requirements. In addition, the company has availability under its revolving line of credit, particularly as the total EximBank credit guarantee comes on-line and as revenues increase.

Between borrowings against its line of credit and other borrowing capacity the Company has and will have adequate and sufficient funds available to continue operations for the next twelve months.

Financing

For the quarter no new financing activities have been entered. The current revolving asset-based loan was extended to August 31, 2002, to enable the Company to finalize new and improved receivable and inventory insurance coverage. Presently, the loan is payable on a demand basis and is scheduled for review by the end of September 2002. Due to the continued growth forecast the overall line of credit available may increase to over $2 million from $1.5 million.

Item 4. Disclosure Controls and Procedures

Timely collection and evaluation of information potentially subject to disclosure are being reviewed and maintained on a continued basis. All information that is relevant to an assessment of the need to disclose developments and risks that pertain to the registrant’s businesses have been disclosed herein.

PART II.

Item 6. Exhibits, List and Reports on Form 8-K

(b)	Reports on Form 8-K - none -
99.1 Certification of CEO
99.2 Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: September 18, 2002	By /s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L. Hollander	President, CEO and Director	Date: September 18, 2002

/s/ Ingo K. Kozak	VP – Finance, CFO, Secretary and Director	Date: September 18, 2002
Ingo K. Kozak