Form 10KSB
period 2002-10-31
BIO LOK INTERNATIONAL INC
filed 2003-02-27
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ended October 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGe ACT OF 1943.

For the Transition period from ____________________ to________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.

(Name of small business issuer in its charter)

DELAWARE	65-0317138

(State or other jurisdiction of (I.R.S. incorporation or organization)	Employer Identification No.)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (954) 698-9998

Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Issuer’s revenues for its most recent fiscal year: $2,938,908

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: October 31, 2002, $1,058,575.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 31, 2002, the Registrant had 6,663,152 Common Stock shares outstanding, at a par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  ☐ Yes ☒ No

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB or in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bio-Lok International Inc. (hereinafter “BioLok” or the “Company”) via predecessor entities and management has been involved in the design, development and manufacture of dental products for over 15 years. The Company was originally established in 1988 as Colfax, Inc.

Bio-Lok is the manufacturer and distributor of the Bio-Lok Precision Dental Implant System. The system represents an all-inclusive product line which is augmented with a few products purchased for resale on a private label. The implant system has been developed over the years, and represents a proprietary line with over sixteen (16) patents. The products are marketed domestically direct to the end-market, and internationally on a country-by-country basis via select Distributors or a majority owned Company facility. The Company is compliant with good manufacturing practices (GMP) and registers its products with the Federal Drug Administration (FDA), and is ISO 9001 certified.

As of October 31, 2002, the company had set up three (3) majority owned subsidiaries engaged in marketing of its product line in three countries. The latest entity established was Bio-Lok International Pty. Inc. in May 2001 in Australia.

Business of Issuer

Bio-Lok’s principal product consists of a line of dental implants, their prosthetic components, tools, devices, irrigated spade drills, and membranes and bone augmentation materials for use around implants. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchors (root form) shaped like screws or cylinders which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (Hydroxylapatite, Titanium Plasma Sprayed, treated via a resorbable blasted material – “Osseo-Lok”, passivated, and other like processes), which are bonded to the implant to enhance the bonding and bone growth process resulting in improved osseointegration.

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, and other similar disciplined individuals. Implants can have a high success rate if placed properly and expertly. With proper oral care and regular dental visits, implants have lasted as long as 20 years and may last a lifetime.

Products, services and markets

The dental products Bio-Lok manufactures and markets consists of the following key products:

(a)	Hex Top Implants

- 3.45mm Platform — Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

- Micro-Lok Screw Implant 3.45mm body to head;

- Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;

- 4.00 mm Platform — Micro-Lok Screw Implant 3.75mm body to 4.00mm head;

- Micro-Lok Screw Implant 4.00mm body to 4.00mm head;

- Micro-Lok Cylinder Implant 3.3mm body to 4.00mm head;

- Micro-Lok Cylinder Implant 4.0mm body to 4.00mm head;

- Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

- 5.00 mm Platform — Micro-Lok Screw Implant 4.75mm body to 5.0mm head then cuff back to 4.0mm;

- Micro-Lok Screw Implant 4.75mm body to 5.0mm head;

- Micro-Lok Cylinder Implant 5.0mm body to 5.0mm head;

- Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

- 6.50 mm Platform — Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

(b)	“IC” – Internal Connection Implants

- 3.45mm Platform — Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

- 4.00 mm Platform — Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

- 5.00 mm Platform — Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

- 6.50 mm Platform — Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

(c)	Armamentarium, Tools and Devices

- an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis;

- all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;

- a large selection of four(4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counter bores;

- and, a select number of products utilized in implantology and purchased for re-sale.

As of November 2001, the Company has selected a “Collagen Resorbable Membrane” to market along with its dental implant system. The membrane is offered in three sizes and is sold in boxes of five, three and one to the end-market domestically and internationally. The product is private labeled and sold as “Mem-Lok™ Collagen Resorbable Membrane.”

At the end of the first quarter of 2002, the Company added and is actively marketing a bone augmentation material (Surgi-Plaster) as an add-on to its product line. The product is readily utilized in the placement of implants, hence providing a very synergistic product for the marketing of the implant system.

Distribution

Domestically the Company markets the Bio-Lok Precision Dental Implant System directly to the end market – clinicians, dental specialists and institutions. As of 2002, the Company has been actively engaged in the hire of a national sales force. The development of the domestic market is expected to grow the Company considerably and result in the domestic business representing over 40% of total sales. Internationally, Bio-Lok sells and markets its products via distributors, majority owned subsidiaries and/or joint ventures.

As of October 31, 2002, the Company has contracts outstanding with over 12 Distributors, has set up three (3) majority owned subsidiaries and is continually engaged in soliciting and establishing added international relationships.

Competition

The Company’s competition consists of a number of entities — approximately 10 primary competitors. The major competitors are Nobel Biocare, Centerpulse, BioMed Inc. — Implant Innovations Inc. (3I), Dentsply — Friedent and its Frialit implant, Lifecore Biomedical, Sterngold, Straumann — ITI implant, and other smaller implant companies. To compete and overcome the competitor(s)’ advantages in the marketplace, Bio-Lok offers to the market a product line designed and manufactured in-house: a product line which represents “State of the Art” based on today’s technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and other features which provide strength and fit to the product line. Due to these factors, Bio-Lok anticipates being able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.

Raw Materials

The material used in manufacturing the dental products is titanium alloy (ASTMB348 Grade 5 [Ti 6AL4V]), gold alloy and stainless steel. Titanium is inert to body tissue and bone and is an alloy which has the unique ability to form a permanent biological bond with living tissue after being placed. Research in the use of ceramic and other materials is underway, particularly for use as an abutment.

Financial Information about Industry Segments

The Company captures data for segmentation of its business activity via sales by geographic areas. To accumulate information for assets and expenses is not practical as the product line manufactured by the Company is not unique to any market.

Trademarks and Patents

The Company has filed trademarks on the Company name and logo, and its dental implant product line names and logos.

The Company owns a number of patents. These patents were obtained by, or have been transferred and assigned to, the Company. The Company has been granted a total of sixteen (16) patents and has eight (8) patents pending.

Regulatory

The Company has maintained its ISO 9001 / EN46001 and Annex II (CE mark) certification to continue to permit the Company to import and market its products within the European Economic Community (EEC). The ISO certification is required to permit the Company to import its products into the EEC or any other country that has adopted the ISO rules, regulations and policies.

The Company has received 510(k) registrations from the Federal Drug Administration (FDA) for required products and adheres to the GMP guidelines established by them. FDA registration for the product line is required by the US Government to enable the Company to present and detail the merits, quality and performance of its products.

Research and Development

Product research is being done continually on the existing product line, new ideas and concepts relating to dental implantology and the development of new implant, prosthetic and tooling designs. New products will be and are being brought to market as clinical evaluations, studies and testing are completed, and FDA registration, if required or necessary, is obtained.

Product currently under final evaluation, trials and testing is the laser-etched implant — “Laser-Lok.” The new implants are expected to be brought to market by early 2003. The implant collars have been redesigned and laser-etched to promote and improve bone and tissue adhesion. The improved implant should reduce bone loss and lessen periodontal problems.

Environmental Laws

Environmental laws do not impact the Company, except for waste products/materials created and/or generated by manufacturing processes. These waste products are being recycled according to and in compliance with federal, state, and local environmental protection laws.

Compliance by the Company with federal, state and local environmental protection laws has not had and is not expected in the future to have, an effect on capital expenditures, liquidity, earnings or its competitive position.

Reports to Security Holders

The Company will deliver to the stockholders an Annual Report for the year ended October 31, 2002.

The Company has filed all requisite reports with the SEC. Reports filed for the years 2002 and 2001 are on Forms 10-QSB, 10-KSB, S-8 and 8-K.

SEC reports issued by the Company are completed electronically, hence they can be obtained from the SEC maintained Internet site (http:\\www.sec.gov). The reports can also be accessed and obtained through the Company’s Internet site (http:\\www.biolok.com). The public may read and copy any materials filed by the Company with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive office and manufacturing facility is located in Deerfield Beach, Florida. The facility is considered to be in good condition, fully utilized, and consists of 7,690 sq. ft. of leased plant and offices. Added space or relocation is presently expected to be required in 2003 for the Deerfield Beach operation.

The Company’s manufacturing facility consists of numerous automated CNC Swiss and manual lathe machines. During 2001, Bio-Lok experienced a machine fire, which resulted in all machines being replaced. The Company carried replacement insurance on all equipment and business interruption insurance for any loss of income resulting from the fire. As of October 31, 2002, all machinery had been replaced.

The Company also maintains a facility in Springfield, New Jersey, for Orthogen Corporation, its wholly owned subsidiary. The facility consists of 900 sq. ft. of leased office space.

ITEM 3. LEGAL PROCEEDINGS

     No legal proceedings exist.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 2002 was the election of Directors and the re-appointment of the independent Auditor at an annual stockholders meeting held on May 1, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has been trading on the NASD OTC Electronic Bulletin Board under the symbol “BLLI” since May 2000.

The following table sets forth the quarterly high and low bid prices of the Company’s common stock for the fiscal years ended October 31, 2001 and 2002, as reported on the OTC Bulleting Board. Such quotes do not necessarily reflect actual transactions or value since the stock is thinly traded.

	BID PRICES

	HIGH	LOW

Quarter Ended October 31, 2000	$1.03	$0.75
Quarter Ended January 31, 2001	$1.03	$0.88
Quarter Ended April 30, 2001	$1.00	$0.95
Quarter Ended July 31, 2001	$0.42	$0.42
Quarter Ended October 31, 2001	$0.30	$0.23
Quarter Ended January 31, 2002	$0.45	$0.45
Quarter Ended April 30, 2002	$0.48	$0.20
Quarter Ended July 31, 2002	$0.60	$0.60
Quarter Ended October 31, 2002	$0.23	$0.17

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company understands that eight member firms currently act as market makers for the Company’s common stock.

The Company has only one class of common stock which is publicly-traded. As of October 31, 2002, there were approximately 582 shareholders of record of the Company’s common stock issued and outstanding. A number of these shares are held in “street” name and may, therefore, be held by several beneficial owners.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Stockholders’ Equity

On February 28, 2002, the Company registered with the SEC under Form S-8 500,000 shares of common stock. The shares requested are common stock shares it reserved for issuance under the Company’s stock plan titled “Stock Compensation Plan

2002”. Under the plan, shares are allocated for employee compensation, the Bio-Lok 401(k) Plan, and shares to be awarded to institutions, consultants and other entities that provide service, assistance and support.

During the nine months ended July 31, 2002, 577,794 shares of common stock were issued for services valued at an aggregate amount of $164,522 and 17,327 shares of treasury stock were acquired in lieu of an account receivable on the books for $7,277 (no gain or loss was recognized since the A/R was settled at the trading price of the stock on the date of acquisition).

On January 3, 2002, an option to purchase an aggregate of 30,000 shares of common stock at $.05 per share was issued to a clinician for services and support of the Company. On January 3, 2002, an option to purchase an aggregate of 10,000 shares of common stock at $.25 per share was issued to an employee. On February 15, 2002, one option to purchase an aggregate of 20,000 shares of common stock at $.10 per share was issued to an entity for services rendered.

Effective May 2, 2002, the Board of Directors authorized the increase of the common stock shares outstanding from 15,000,000 to 20,000,000. Stockholders had previously approved the authorization of common stock shares to be increased to 30,000,000, which increase was to be authorized by the Board of Directors, as it deemed necessary.

As of October 31, 2002, there where 20,000,000 shares of common stock authorized and 6,663,152 shares of common stock issued and outstanding; and 500,000 shares of Preferred Stock authorized and none outstanding.

Dividends

The Company paid no dividends during the fiscal year ended October 31, 2002. The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company’s earnings, its capital requirements and its financial condition, as well as other relevant factors.

The Company does not anticipate the payment of any dividends in the near future and is restricted from paying a dividend under its current Revolving Loan Bank agreement and EximBank US credit insurance guarantee. The Board of Director adheres to a policy of retaining earnings for growth and development.

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities sold by the Company within the last three years.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected
	and rights (1)(2)	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,755,000	$0.3360	-0-

Total	1,755,000	$0.3360	-0-

(1)	See Note 13 to the Consolidated Financial Statements for information with respect to the identity of option holders and the terms of their options.

(2)	Does not include options for the purchase of 1,602,000 shares cancelled as of September 16, 2002, by agreement of the Company and the holders of such options. See Note 13 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere herein. The information that follows includes results for the fiscal years ended October 31, 2002 and 2001.

Sales and Profits. [2002 vs. 2001] Net revenues for 2002 increased by $178,252, or approximately 6%, over prior year results. The increase was due to gains in the domestic market, which grew at 153% while international growth declined for the year due to economic downturns in a number of countries. The domestic market is expected to continue grow at over 100% while the international market is expected to recover and grow due to the potential addition of new distributors.

Gross margins on net sales increased from 73% in 2001 to 74% in 2002. The increase was minor and reflected improved manufacturing capacity from machinery and gains in the domestic market that generates higher gross margins which in turn are offset by higher sales expenses incurred.

Selling expenses for the year increased by $656,032, or 117%, from prior year results. The increased costs incurred are attributed to payroll increases required to maintain market parity, the hire of added sales personnel and general increases incurred due to market development efforts initiated to increase the domestic market penetration. These costs are expected to continue to increase as management continues to develop the domestic market and expand its international presence. During 2003, individuals will be added to the domestic staff, and internationally added distributors are anticipated to be brought on-line in Europe and South and Central America.

General and administrative expenses increased by $369,965, or 30%, over prior year results. The increased costs incurred are a direct result of the domestic market growth and development support, increased insurance costs (increased by 300%), increased research and development (see Note 1(K) of the Consolidated Financial Statements herein) and professional costs incurred. Expenses are anticipated to continue to increase as the business grows.

Income from operations decreased by $972,960, or approximately 395%, from $246,335 in 2001 to a loss of $726,625 in 2002. The decreased results are the result of management electing to develop the domestic market. The development of the domestic market will continue over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

Interest expenses were $104,519 in 2002 compared to $123,702 in 2001, reflecting greater borrowings at lower borrowing costs. In 2002, the Company incurred $126,284 in other expenses compared to none in 2001. The costs incurred reflected expenses incurred and common stock issued to third parties for services rendered to the Company. Other gains realized consist of added funds obtained in 2002 for the machine fire in 2001, which resulted in a non-taxable gain of over $1million in 2001.

The Company’s net loss for the year totaled $939,077, compared to net income of $1,130,758 in the prior year. Adjusting prior year’s results for the non-recurring gain, net income would have totaled $123,801. The decrease of net income from adjusted prior year results was in line with expected results to be achieved. The lower results realized were a direct result of the planned domestic market development. Due to the loss incurred for 2002, the Company’s net operating loss carry-forward increased to approximately $1,269,000.

In 2002, the Company had a net loss per common share of $.14 compared to a gain of $.19 per share in 2001 based on 6,493,904 and 6,085,358 average number of shares outstanding, respectively. In 2002, incremental shares relating to stock options were anti-dilutive.

Liquidity and Capital Resources. On November 26, 2001, the Company replaced its $500,000 asset-based credit facility with a working capital line of credit of $1,500,000 from another lender at an interest rate 1% above the Prime Rate. This new facility is secured by substantially all of the Company’s assets. The above credit agreement contains certain affirmative, negative and financial covenants that, among others, specify maintenance of current ratios, maintenance of debt to tangible net worth coverage ratios, EBITA, DSCR and debt service coverage. As of October 31, 2002, the Company was not in accordance with one of its lender’s covenants and has received a waiver through January 31, 2003. On September 23, 2002, the lender temporarily capped the working capital line of credit at $1,250,000. (See later discussions of our new lines of credit.)

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio decreased to 1.18 on October 31, 2002, from 1.91 on October 31, 2001. During 2002, the Company’s revolving loan payable increased by $726,122 and this increase was due to the domestic market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to increase in fiscal year 2003.

The Company’s cash balances decreased by $31,826 from the October 31, 2001, level of $55,326 to $23,500 on October 31, 2002. However, these cash balances are not indicative of the Company’s true liquidity because the Company employs a cash management system utilizing a minimum balance disbursement account funded by the Company’s credit facility at the time outstanding checks are presented and paid. The Company funds its operations chiefly through the collection of its trade receivables, supplemented with periodic borrowings from its working capital line of credit. The Company’s revenue growth is anticipated to continue, particularly from increased market penetration and distributor additions. The Company intends to fund its working capital needs primarily from operations and utilize as necessary its increased line of credit. Additionally, the Company is actively engaged in seeking added equity, particularly to fund an accelerated domestic market growth.

During the year ended October 31, 2002, the Company incurred a negative cash flow from operating activities of $1,121,333 and a net loss of $939,077 and as of October 31, 2002 had an accumulated deficit of $816,210, positive working capital of $388,480, and positive stockholders’ equity of $1,623,475. As of that date, the Company had $23,500 in cash, $807,905 in net accounts receivable, and $1,918,933 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $453,385, revolving loans payable of $1,250,000, and notes and loans payable – current of $346,007 (of which $128,330 relates to debtors that are unable to be located, under the Chapter XI bankruptcy settlement dated February 12, 1997).

On February 26, 2003, the Company accepted a commitment letter from CommerceBank, N.A. to provide two separate line of credit facilities. Under the first facility, CommerceBank, N.A. commits to increase its current line of credit under the revolving loan payable to $2,000,000 from $1,250,000. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. commits to issue a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivable. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31, 2003. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets.

In an effort to increase sales related to the Company’s business, the Company has increased its sales force throughout 2002. The increase in the sales force has improved sales by over 51% for the fourth quarter of fiscal year 2002 compared to the first quarter of 2002 and 72% for the first quarter of fiscal year 2003 (unaudited) compared to the first quarter of fiscal year 2002. Sales have also increased approximately 14% for the first quarter of 2003 (unaudited) compared to the fourth quarter of 2002. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2003 while maintaining the same level of selling and administrative expenses incurred during fiscal year 2002. The increase in sales from the first quarter of 2002 is indicative of the Company recovering from the fire that occurred during fiscal year 2001 that disrupted operations. During fiscal year 2002, the Company has been able to replenish inventory destroyed in the fire to a level that has provided the Company the ability to meet its sales demands. Since substantially all of the Company’s manufacturing equipment was replaced with new equipment that is technologically more efficient and has increased capacity, the Company has utilized the efficiency and increased capacity for manufacturing by increasing its sales. The Company has enough machine capacity to double fiscal year 2002 sales. While the sales force was hired during fiscal year 2002, the major benefits from the sales force did not begin to materialize until the third and fourth quarters.

The Company, being a “small cap”, closely held, public company, has experienced extremely large added expenditures payable to its auditing company due to the large amount of additional information and changes they have required, to be in compliance to the “Sarbanes-Oxley Act” (the “Act”) passed by Congress and with the anticipated rule changes within the SEC, based on the Act. These costs, added to additional legal fees associated with the Act, having to increase the number of outside Board of Director members and having to have an outside Audit Committee Chairman, have increased administrative expenditures to an outlandish level for this size company. Management will continue its efforts to expand sales and increase performance.

Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company had no material capital expenditure commitments at October 31, 2002.

Critical Accounting Policies. The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.

Allowance for Doubtful Accounts
The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Asset Impairment
The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Outlook for fiscal year 2003. The development of the market was resumed in 2002 after management hired a number of domestic marketing individuals. Due to increase in staff and market growth in 2002, net income objectives in 2003 are expected to be at a break-even and profitable thereafter. Additionally, the introduction of the “state-of-the-art” Laser-Lok Implant is expected to dramatically increase the Company’s recognition, market presence and growth potential.

Bio-Lok will bring to market new products throughout the year. New products are expected to provide enhanced market penetration.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and the Independent Accountants Report thereon, commencing on page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herewith by their reference. Summary financial results are as follows:

BIO-LOK INTERNATIONAL INC.

October 31,
2002

Balance Sheet:
Current assets	$2,510,264
Property and Equipment, Net	1,233,934
Other assets	345,911
Total Assets	4,090,109
Current liabilities	2,121,784
Non-current liabilities	344,850
Stockholders’ Equity	1,623,475

	YEAR ENDED

	Oct. 31,	Oct. 31,
	2002	2001

Income Statement:
Net Sales	$2,938,908	$2,760,656
Gross Profit	2,166,676	2,028,002
Sales Expense	1,247,120	561,873
General & Admin. Exp	1,646,181	1,219,794
(Loss) Income from Operations	(726,625)	246,335
Other (Exp)/Inc.	(212,452)	884,423
Net (loss) income	(939,077)	1,130,758

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants on accounting and financial disclosures exist for the years ended October 31, 2002 and 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of Bio-Lok hold offices for either one (1) or two (2) year terms. Terms are set each year as Directors are nominated and subsequently elected at the Company’s Annual Meeting of Shareholders, last held on May 1, 2002.

Directors and Executive Officers
 The following is a list of the names and ages of all Board of Directors and Executive Officers of the Company, their positions and offices held by each such person, and each such person’s principal occupation(s) or employment(s) during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company scheduled for April 30, 2003.

Positions and Offices Held and Principal
Occupations or Employment During
Name and Age	Past Five Year

Bruce L. Hollander (64)	Chairman of the Board, CEO and President; with the Company since December 1995; Director since 1995; present term as Director expires 2003;

Ingo K. Kozak (61)	Director, CFO and VP-Finance & Administration; with the Company since February 1994; Director since February 1995; present term as Director expires 2003;

Harold Alexander, PhD. (63)	Director; President of Orthogen Corporation (wholly owned subsidiary) since May 2000; Editor of the Journal of Biomedical Materials Research; Director since 2000; present term expires 2002;

Neil H. Smith (61)	Director; retired and past Co-Chairman & CFO of Express Shade, Inc.; Director since 1996; present term as Director expires 2003;

Harold Weisman, Esq. (69)	Director; Attorney at Law, Delray Beach, FL; Director since 1996; present term as Director expires 2003.

Patricio Nilo (39)	Vice President Sales and Marketing; with the Company since May 1995; previously Director of International Sales & Marketing.

There is no understanding or arrangement between any Director or any person or persons pursuant to which such individual was or is to be selected as a Director or nominee of the Company.

No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulations S-B, has occurred with respect to any present executive officer or Director of the Company during the past five years, which event is material to an evaluation of the ability or integrity of such Director or officer.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation attributable to the CEO for the fiscal years 2002, 2001 and 2000:

						Long-Term Compensation

	Annual Compensation					Awards		Payouts

							Securities
						Restricted	underlying
					Other Annual	Stock	options/	LTIP	All Other
Name and		Salary		Bonus	Compensation	Awards(s)	SARs	Payouts	Compensation
principal position(s)	Year	($)		($)	($)	($)	(#)	($)	($) .

Hollander, Bruce L.	2002	150,000		-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2001	150,000		15,000	-0-	-0-	-0-	-0-	-0-
	2000	89,734	(a)	-0-	-0-	-0-	400,000	-0-	-0-
Kozak, Ingo K.
VP-Finance & Admin.,	2002	100,000		-0-	-0-	-0-	-0-	-0-	-0-
CFO and Secretary	2001	100,000		15,000	-0-	-0-	-0-	-0-	-0-
	2000	80,833	(b)	-0-	-0-	-0-	200,000	-0-	-0-

(a)	$60,266 amount of salary and related bonus per employment agreement was foregone at the election of the named executive;

(b)	$19,167 amount of salary and related bonus per employment agreement was foregone at the election of the named executive.

Compensation of Directors
 Compensation of Directors has been limited to issuing individuals common stock shares of Bio-Lok for services and support of the company and to cover any out-of-pocket expenses.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
 Employment contracts are detailed in the Consolidated Financial Statements hereto under Note 10. (B) “Employment Agreements.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners
 The following table sets forth the number of shares of the Company’s common stock beneficially owned by any person or group who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities:

	Beneficial	Percent of
Name and address	Shares owned	Common Stock

Pletscher, Bruno (Nassau, Bahamas)	375,000	5.6

Security Ownership of Management
 The following table sets forth the number of shares of the Company’s common stock beneficially owned by the CEO and by all Directors and Officers of the Company as a group on October 31, 2002, unless otherwise indicated in footnotes. Each person and member of the group has sole voting and investment power with respect to the shares shown:

	Beneficial
Name and Office	Shares owned		Percent

Hollander, Bruce L. (Director, CEO and President)	2,348,582	(a)	27.9
Kozak, Ingo K. (Director, CFO and VP-Finance & Admin.)	843,334	(b)	10.0
Alexander, Harold (Director and President of Orthogen)	462,333	(c)	5.5
Smith, Neil H. (Director)	68,000		0.8
Weisman, Harold (Director)	60,000		0.7
Nilo, Patricio A. (VP-Sales and Marketing)	216,721	(d)	2.6
All Directors and Officers of the Company	3,998,970	(e)	47.5
Total Common Stock Shares outstanding at October 31, 2002	6,663,152
Total Common Stock Shares, Options and Warrants outstanding at October 31, 2002	8,418,152
Total Common Stock Shares authorized	20,000,000
Total Preferred Stock Shares authorized	500,000

(a)	Includes 400,000 of Options granted in 2000

(b)	Includes 200,000 of Options granted in 2000

(c)	Includes 300,000 of Options granted in 2000 as a part of the acquisition of Orthogen Corporation

(d)	Includes 100,000 of Options granted in 2000

(e)	Includes a total of 1,000,000 of Options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bio-Lok has and continually is negotiating with a number of clinicians and individuals to provide continued consulting, collaboration, clinical services, marketing, promotional and sales support to the Company.

The Company continually enters into distribution agreements with select international entities for the sale of its product line.

The Company has employment agreements outstanding since 1997 with its President, Vice President and marketing executive. These contracts are automatically renewed annually on October 31 for five, four and two years, respectively.

The Company, at the time of the acquisition of Orthogen Corporation, entered into an employment agreement with its elected President and a consulting agreement with a doctor and associate professor. These contracts expire March 2005.

No other contracts had been entered into and were outstanding as of October 31, 2002.

Management from time-to-time utilize their personal credit cards for the purchase of goods and services. (See Note 8, “Related Parties,” of the Consolidated Financial Statements attached hereto for added detail.)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *
3.2	By-Laws* Amendment to By-Laws*

5	Opinion re legality *
21	Subsidiaries of the Registrant included in the Consolidated Financial Statements of the Issuer are:

	Incorporation	Organization
Name of entity	State or Cntry	type

Orthogen Corporation	New Jersey	research & development
Micro-Lok Mexico S.A. DE C.V.	Mexico DF	sales & marketing
Micro-Lok Chile S.A.	Chile	sales & marketing
Bio-Lok Int’l. Pty. Inc.	Australia	sales & marketing

*	Filed previously

(b)  Reports on FORM 8-K — None.

ITEM 14. CONTROLS AND PROCEDURES

Controls already implemented are the appointment of an Audit Committee of the Board of Directors, with all members of the Audit Committee being outside individuals. The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the Company’s public account individual auditors.

The Company, with the Audit Committee, is establishing procedures for (1) the receipt, retention, and treatment of complaints received regarding accounting, internal accounting controls, or auditing matters; and (2) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Management Assessment of Internal Controls
 It is management’s responsibility to establish and maintain an adequate control structure and procedures for financial reporting. Management believes that its internal control structures and procedures for financial reporting as of the end of the most recent fiscal year of the Company are sufficient to meet all of the obligations of the financial reporting process required of its by the Security Exchange Act of 1934.

Disclosure Controls and Procedures
 The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures, which took place as of the date within 90 days of the filing date of this Report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls
 The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any difference.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Code of Ethics for Senior Financial Officers
 The “code of ethics” established by the Company for its Senior Financial Officers is required to be signed by each, is maintained on file by the Company, and incorporates the following:

The Financial Officer shall maintain a “code of ethics” which reasonably promotes (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) fully, fair, accurate, timely, and understandable disclosure in the periodic reports required to be filed by the issuer; and, (3) compliance with applicable governmental rules and regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: February 26, 2003	By	/s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date: February 26, 2003

/s/ Ingo K. Kozak Ingo K. Kozak	VP – Finance & Admin., CFO and Director	Date: February 26, 2003

CERTIFICATIONS

I, Bruce L. Hollander, the President and CEO, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Bio-Lok International Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ Bruce L. Hollander , President & CEO Signature and Title

CERTIFICATIONS

I, Ingo K. Kozak, the Vice President Finance & Administration and CFO, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Bio-Lok International Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ Ingo K. Kozak , VP – Finance and CFO Signature and Title

BIO-LOK INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002 AND 2001

CONTENTS

F-1	INDEPENDENT AUDITORS’ REPORT
F-2	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2002
F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001
F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001
F-5–6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001
F-7–26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Lok International, Inc. and Subsidiaries (the “Company”) as of October 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the years ended October 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

/S/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 26, 2003

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2002

	2002

ASSETS
CURRENT ASSETS
Cash	$23,500
Accounts receivable, net	767,450
Inventory	1,677,839
Prepaid expenses and other current assets	41,475

Total Current Assets	2,510,264

PROPERTY AND EQUIPMENT – NET	1,233,934

OTHER ASSETS
Patents	45,960
Accounts receivable	40,455
Inventory	241,094
Deposits and other assets	18,402

Total Other Assets	345,911

TOTAL ASSETS	$4,090,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving loans payable	$1,250,000
Notes and loans payable – current portion	346,007
Capital lease obligations – current portion	62,199
Accounts payable	214,966
Accrued expenses and other payable	238,419
Due to stockholders	10,193

Total Current Liabilities	2,121,784

LONG-TERM LIABILITIES
Notes and loans payable – non-current	231,250
Capital lease obligations – non-current	113,600

Total Long-Term Liabilities	344,850

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.75 par value, 500,000 shares authorized, none issued and outstanding		—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,663,152 shares issued and outstanding	66,632
Additional paid in capital	2,380,330
Accumulated deficit	(816,210)
Treasury stock (17,327 common shares), at cost	(7,277)

Total Stockholders’ Equity	1,623,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,090,109

See accompanying notes to consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

	2002	2001

SALES – NET	$2,938,908	$2,760,656
COST OF SALES	772,232	732,654

GROSS PROFIT	2,166,676	2,028,002

OPERATING EXPENSES
Selling expenses	1,247,120	561,873
General and administrative expenses	1,646,181	1,219,794

Total Operating Expenses	2,893,301	1,781,667

(LOSS) INCOME FROM OPERATIONS	(726,625)	246,335

OTHER (EXPENSE) INCOME
Other income	—	1,168
Interest expense	(104,519)	(123,702)
Other expense	(126,284)	—
Gain from involuntary conversion of fixed assets	18,351	1,006,957

Total Other (Expense) Income	(212,452)	884,423

NET (LOSS) INCOME	$(939,077)	$1,130,758

Net (loss) income per common share:
Basic	$(.14)	$.19

Diluted	$(.14)	$.16

Weighted average number of shares outstanding during the period:
Basic	6,493,904	6,085,358

Diluted	6,493,904	6,906,358

See accompanying notes to consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit)	Stock	Total

Balance, October 31, 2000	—	$—	6,085,358	$60,854	$2,221,586	$(1,007,891)	$—	$1,274,549
Net income, 2001	—	—	—	—	—	1,130,758	—	1,130,758

Balance, October 31, 2001	—	—	6,085,358	60,854	2,221,586	122,867	—	2,405,307
Issuance of common stock for services	—	—	381,000	3,810	66,990	—	—	70,800
Issuance of common stock – 401(k) Plan 2000	—	—	12,541	126	9,280	—	—	9,406
– 401(k) Plan 2001	—	—	36,420	364	33,871	—	—	34,235
Issuance of common stock for sign-on bonuses	—	—	117,500	1,175	22,009	—	—	23,184
Issuance of common stock to an employee as bonus	—	—	30,333	303	9,697	—	—	10,000
Treasury stock acquired	—	—	—	—	—	—	(7,277)	(7,277)
Stock options issued for services	—	—	—	—	16,897	—	—	16,897
Net loss, 2002	—	—	—	—	—	(939,077)	—	(939,077)

BALANCE, OCTOBER 31, 2002	—	$—	6,663,152	$66,632	$2,380,330	$(816,210)	$(7,277)	$1,623,475

See accompanying notes to consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(939,077)	$1,130,758
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	150,903	107,166
Provision for doubtful accounts – net of recoveries	13,168	(51,433)
Issuance of common stock for services	121,025	—
Issuance of stock options for services	16,897	—
Gain from involuntary conversion	(18,351)	(1,006,957)
Changes in operating assets and liabilities:
Accounts receivable, net	4,970	(132,147)
Inventory	(594,000)	(23,668)
Prepaid expenses and other current assets	53,315	(52,145)
Deposits and other assets	(1,913)	(4,316)
Accounts payable and accrued expenses	101,846	308,175
Due to stockholders	(30,116)	28,934

Net Cash (Used In) Provided By Operating Activities	(1,121,333)	304,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118,812)	(1,202,061)
Proceeds received from insurance settlement	356,793	977,628
Proceeds used to acquire patents	(47,306)	—
Increase in other assets	—	4,733

Net Cash Provided by (Used in) Investing Activities	190,675	(219,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(59,329)	(52,541)
Payment of notes and loans payable	(67,961)	(160,465)
Proceeds from notes and loans payable	300,000	72,743
Proceeds from revolving loans payable, net	726,122	47,898

Net Cash Provided by (Used in) Financing Activities	898,832	(92,365)

NET DECREASE IN CASH	(31,826)	(7,698)
CASH — BEGINNING OF YEAR	55,326	63,024

CASH — END OF YEAR	$23,500	$55,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$104,519	$123,701

Cash paid during the year for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2002, funds of $356,793 were received from an insurance company for assets destroyed in a fire. For 2001, $338,442 was included as a receivable due in the calculation of the gain on involuntary conversion of assets destroyed. Accordingly, an additional gain of $18,351 was recognized as other income in fiscal 2002 for the fire that occurred in fiscal 2001.

During 2002, 17,327 treasury stock shares were obtained in exchange for $7,277 of accounts receivable owed from a customer that was also a stockholder.

At October 31, 2001, the Company had accrued $26,600 for a matching contribution to its 401(k) plan. During 2002, the Company settled this accrual by issuing approximately 29,800 shares of its common stock to the plan.

During 2001, the Company capitalized an aggregate of $99,200 of leased equipment with a corresponding increase in capital lease payable.

See accompanying notes to consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Organization and Description of Business

Bio-Lok International, Inc. (Bio-Lok) (the “Company”) manufactures and distributes the “Bio-Lok Precision Dental Implant System.” The Company holds several patents and its products are sold internationally via distributors and domestically direct to clinicians and institutions. The Company’s products are subject to various United States and international regulatory laws that restrict their sale to licensed medical practitioners in the United States and authorized importers of products to the European Economic Community, respectively. The Company guarantees and warrants its products, subject to certain restrictions and requirements. As a result of minimal returns, the Company does not maintain any reserve for product warranties. The Company manufactures its products in a Federal Drug Administration registered facility, and is ISO 9001 and Annex II Certified.

(B)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and Micro-Lok Chile, S.A., which is 51% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Foreign currency translation gains or losses arising from the consolidation are not recorded as they are deemed to be immaterial to the financial statements as a whole since the subsidiaries have minimal activities.

(C)  Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D)  Cash

Cash includes cash on deposit at financial institutions.

(E)  Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(F)  Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory, which is not expected to be sold in one year, is classified as long term.

Finished goods inventory consists of a wide variety of products for sale to satisfy a market that requires specific types and sizes of products for specialized surgical applications and immediate order fulfillment.

(G)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets from five to twelve years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred. In July 2001, a majority of the Company’s manufacturing equipment was destroyed in a fire for which the Company was insured for “replacement value” (See Note 16).

(H)  Patents

The Company accounts for product and process patents by capitalizing the costs associated with registration of the patent and other unrecovered costs of a successful legal suit. Patents are amortized over the lesser of 20 years or the estimated useful life of the patented product or process.

(I)  Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses, including promotional expenses, for the year ended October 31, 2002 and 2001 was $101,868 and $81,814, respectively.

(J)  Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”), long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. (See Recent Accounting Pronouncements (S) SFAS 121 will be replaced by SFAS 144 effective for the fiscal year beginning after December 15, 2001.)

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(K)  Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $358,557 and $244,950 in fiscal years 2002 and 2001, respectively.

(L)  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(M)  Stock Options and Warrants

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, (“APB 25”), and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS 123.

(N)  Treasury Stock

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During the year ended October 31, 2002, the Company acquired 17,327 shares of its common stock in exchange for satisfaction of $7,277 in accounts receivable. No gain or loss was recognized. No treasury shares have been reissued as of October 31, 2002.

(O)  Revenue Recognition

The Company recognizes revenues when goods are shipped.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(P)  Per Share Data

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, (“SFAS 128”). Diluted net income per common share is computed based on the assumed exercise of stock options and warrants, if dilutive.

The following represents reconciliation from basic to diluted earnings per share:

	2002	2001

Numerator:
Income (loss) to common shareholders	$(939,077)	$1,130,758

Denominator:
Weighted average common shares outstanding	6,493,904	6,085,358
Assumed exercise of stock options (a)	—	666,000
Assumed exercise of stock warrants (b)	—	155,000

Diluted weighted average common shares outstanding	6,493,904	6,906,358

Basic earnings (loss) per common share	$(.14)	$.19

Diluted earnings (loss) per common share	$(.14)	$.16

(a)	Options to purchase 1,705,000 and 2,611,000 shares of common stock at prices between $.05 and $3.00 per share were outstanding at October 31, 2002 and 2001, respectively, but were not included in the computation of diluted loss per share because they are anti-dilutive.

(b)	Warrants to purchase 20,000 shares of common stock at a price of $.10 per share were outstanding at October 31, 2002, but were not included in the computation of diluted loss per share because they are anti-dilutive.

(Q)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”), requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(R)  Segment Accounting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”), requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. (See Note 15 for the Company’s percentage of sales to various geographical areas.)

The Company has only one product line consisting of its “Bio-Lok Precision Dental Implant System”, which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which has been included within this report. The Company does not allocate assets and expenses between segments because assets and expenses are used in more than one segment and any allocation would be impractical.

(S)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized, but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it’s previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

Management does not expect the impact from these statements’ pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable as of October 31, 2002:

Accounts receivable, gross	$874,707
Less: Allowance for doubtful accounts	66,802

Accounts receivable, net	807,905
Less: Current portion	767,450

Accounts receivable, long-term	$40,455

Accounts receivable not expected to be collected within one year is classified as long-term. The long-term account receivable is the result of the devaluation of another country’s currency, which the Company termed over an extended period and continued to market and sell into the country on a current basis.

The Company maintains an allowance for doubtful accounts based on management’s analysis of historical customer collections and risk (See Note 14).

NOTE 3 INVENTORY

Inventory consisted of the following as of October 31, 2002:

Raw materials	$19,119
Work in process	459,277
Finished goods	1,440,537

1,918,933
Less: Inventory classified as long-term	241,094

Total current inventory	$1,677,839

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2002:

Office equipment	$93,453
Machinery and equipment	679,868
Capital leases	584,201
Computer equipment	126,023
Leasehold improvements	65,101

1,548,646
Less accumulated depreciation	314,712

$1,233,934

Depreciation expense for the years ended October 31, 2002 and 2001 was $149,557 and $107,166, respectively.

NOTE 5 PATENTS

Patent expenses for attorneys’ fees and related registration costs and other unrecovered costs of a successful legal suit consisted of the following as of October 31, 2002:

Patents	$47,306
Less: accumulated amortization expense	1,346

$45,960

Amortization expense on patents for the year ended October 31, 2002 totaled $1,346.

NOTE 6 REVOLVING LOANS PAYABLE

The following schedule reflects revolving loans payable as of October 31, 2002:

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which was reduced by the bank to $1,250,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 1.0%. At October 31, 2002, the effective rate was 6.75%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s international receivables at a cost of $1.06 per $100 as invoices are issued and reported. Currently, the loan has been extended to March 31, 2003. This revolving loan is in the process of review and renewal (See Note 18)	$1,223,000

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

On July 15, 1999, the Company entered into a $35,000 line of credit agreement with Sovereign Bank. The agreement calls for an interest rate based on the bank’s prime rate plus 1.49%. At October 31, 2002, the effective rate was 6.24%. The loan is a demand loan and calls for annual reviews	27,000

$1,250,000

In relation to the $1,250,000 revolving loan agreement with CommerceBank, N.A., the Company has certain financial covenants it is required to meet, including debt to tangible net worth and cash flow coverage ratio. As of October 31, 2002, the Company was in violation of the cash flow coverage ratio and has received a waiver through January 31, 2003 from CommerceBank, N.A. in relation to the violation.

NOTE 7 NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable as of October 31, 2002:

Note payable in monthly installments of $2,245, including interest at 9.5%, secured by manufacturing equipment; maturity date is February 15, 2003.	$18,548

Note payable in 24 monthly installments of $3,357, including interest at 10.0%, secured by computer software; maturity date is January 10, 2003.	13,429

On November 26, 2001, the Company entered into a promissory note collateralized with existing equipment with CommerceBank N.A. at an interest rate of 7.5%. The note requires payments of interest only for the initial 12 months and interest plus principal forthe remaining 48 months from December 2002 through November 2006.	300,000

Chapter XI bankruptcy settlement obligations under the Amended Plan of Reorganization dated February 12, 1997, with aggregate monthly payments due to the creditors as determined by the payment schedules incorporated into the agreement, including interest at 9%. The Company is in arrears on some payments due to general unsecured creditors under the plan of reorganization primarily because of the Company’s inability to locate and forward payments to those creditors. These payments are included in the current portion of notes and loans payable. As of the date of this report, no actions have been presented to the Company relating to non-payment of the missing creditors under the plan of reorganization	245,280

577,257
Less: Current portion	346,007

$231,250

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

Required payments of principal on notes and loan payable, including current maturities, are as follows as of October 31, 2002:

Year	Amount

2003	$346,007
2004	75,000
2005	75,000
2006	75,000
2007	6,250

$577,257

Interest expense for the years ended October 31, 2002 and 2001 was $104,519 and $123,701, respectively.

NOTE 8 RELATED PARTIES

Related party transactions consist of advances to the Company from stockholders in the form of using personal credit cards for the purchase of goods and services. As of October 31, 2002, $10,193 was due to the stockholders for the use of their personal credit cards.

NOTE 9 INCOME TAXES

For the years ended October 31, 2002 and 2001, taxable net income has been adjusted to remove the gain from involuntary conversion of fixed assets due to a fire loss that is not recognized for tax purposes.

Income tax expense (benefit) for the years ended October 31, 2002 and 2001 is summarized as follows:

	2002	2001

Deferred:
Federal	$(258,465)	$(46,528)
State	(48,064)	(7,965)
Change in valuation allowance	306,529	54,493

Income tax expense (benefit)	$—	$—

The Company’s tax expense (benefit) differs from the “expected” tax expense for the years ended October 31, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34 percent to income before taxes) as follows:

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

	2002	2001

Computed “expected” tax (benefit) expense	$(296,558)	$48,314
State income tax (benefit) – net of federal tax benefit	(55,181)	7,979
Effect of net operating loss carryforwards	—	(56,293)

	$(351,739)	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at October 31:

	2002	2001

Deferred tax assets:
Depreciation	$29,260	$38,050
Net operating loss carryforward	431,536	116,217

Total gross deferred tax assets	460,796	154,267
Less valuation allowance	(460,796)	(154,267)

Net deferred tax assets	—	—

Net deferred tax asset (liability)	$—	$—

As of October 31, 2002, the Company had net operating loss carryforwards of $1,269,225 for income tax purposes, available to offset future taxable income expiring on various dates through 2021.

The valuation allowance at October 31, 2001, was $154,267. The net change in the valuation allowance during the year ended October 31, 2001, was an increase of $306,529.

NOTE 10 COMMITMENTS AND CONTINGENCIES

(A)	Consulting Agreements

On August 28, 2000, the Company entered into a consulting agreement with a former stockholder of Orthogen Corporation, which was acquired in March 2000 and is primarily engaged in research and development of certain technology, which the Company anticipates bringing to market. The agreement is for a five-year period and is renewable. Compensation is stated at $26,000 per year plus expenses, but is subject to review annually by the Board of Directors. The agreement also grants the consultant an option for 300,000 shares of common stock. The options are to be issued upon the reaching of certain milestones by Orthogen. The first milestone requires Orthogen to successfully provide a laser machined dental implant that is ready for use in humans. The second and third milestones are contingent on reaching certain sales levels of this new product. The last milestone is based upon the next Orthogen developed technology reaching financial break even. To date, no milestones have been met (See Note 13(A)).

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(B)	Employment Agreements

On November 1, 1997 (the “Effective Date”), the Company entered into three employment agreements (the “Agreements”) with executives (the “Employees”) of the Company. The Employees were engaged as President and Chief Executive Officer (“CEO”), as Vice President — Finance and Chief Financial Officer (“CFO”) and as Director of International Sales & Marketing (“VP”) of the Company (today VP Marketing & Sales). The Agreements were established for terms of five years, four years, and two years, respectively, from the Effective Date for the CEO, CFO and VP, respectively. The Agreements automatically renew annually for a term of five years, four years, and two years, respectively. The Agreements contain a confidentiality and a non-compete clause. As consideration for the Employees’ performances, the Company agreed to pay as of the original contract date an annual base salary detailed in the Company’s annual meeting proxy statement. In addition, the Company agreed to award the Employees an annual bonus of not less than 10% of their respective base salaries. At the discretion of the Employees, the portion of the Employees’ salaries and bonuses that are not taken during a given employment year will be paid in shares of the Company’s common stock at a value equal to the Company’s net worth divided by the number of shares issued and outstanding.

In March 2000, the Company entered into an employment agreement with an officer of Orthogen Corporation. The agreement specifies an annual base salary as detailed in the Company’s annual meeting proxy statement with a 10% bonus, both of which are reviewed annually by the Board of Directors. The agreement also granted an option for 300,000 shares of common stock as an added incentive to remain with the Company. The options are to be issued upon the reaching of certain milestones by the Orthogen (See Note 13(A)).

(C)	International Distributor Agreements

The Company enters into distributor agreements (the “Agreements”) with all its foreign distributors (the “Distributors”). The Agreements are established for a term of three to five years and renew automatically after the initial term, unless canceled in writing by either party at least 120 days prior to expiration. The Agreements may be terminated earlier by the Distributors with or without cause upon ninety days written notice and by the Company upon sixty days notice in case the Distributors did not meet the specific requirements stipulated in the Agreements. Under the terms of the Agreements, the Company grants to the Distributors the exclusive right to sell to customers the Company’s product line in a specific territory.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(D)	Capital Lease Agreements

The Company leases computer and operating equipment under non-cancelable capital lease agreements. Future minimum lease payments under the capital leases are as follows as of October 31, 2002:

Year	Amount

2003	$62,199
2004	66,070
2005	43,130
2006	4,400

175,799
Less: current portion	62,199

Capital lease obligations – non-current	$113,600

(E)	Operating Lease Agreements

The Company leases corporate office space and office equipment under operating leases. The leases expire at various dates through November 2006. Future minimum lease payments for the operating leases are as follows at October 31, 2002:

Year	Amount

2003	$69,827
2004	17,250
2005	17,400
2006	17,400
Thereafter	1,450

$123,327

Rent expense under the operating leases for the years ended October 31, 2002 and 2001 was $79,053 and $87,232, respectively.

(F)	Royalty Agreement

Pursuant to a settlement agreement, the Company is obligated to make royalty payments to a general creditor, in addition to payments on his general unsecured claim, for the Company’s continued sale of certain dental implant products. These payments are to continue for a period of ten years following confirmation of the Company’s Amended Plan of Reorganization dated February 12, 1997. Payments will be made based upon a schedule as stipulated in the settlement agreement up to a maximum of 2% of the total net sales of certain products as defined in the settlement agreement. The Company expensed $56,605 and $45,549 for royalties under this agreement for the years ended October 31, 2002 and 2001, respectively.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

Pursuant to a License Agreement entered into with The New Jersey Center and Medical Devices Consortium, the Company is obligated to make royalty payments for the grant of a license for a certain laser technology applied to dental products manufactured by the Company. Royalty payments are to commence with 2002 and each year thereafter with a minimum payment of $15,000 for 2002, $20,000 for 2003, and $25,000 each year thereafter; additionally, once product is sold into the marketplace the Company is to pay 2% of net sales on product sold with the technology and 5% on any license issued net of any minimums paid.

(G)	Gain Contingency

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment as well as business interruption (“BI”) insurance. While the equipment has been replaced as of the date of these financial statements, the BI insurance is still being negotiated with the insurance company. Depending on the final outcome, the Company could incur additional gains related to the fire. Currently, the amount of this potential gain is indeterminable (See Note 16).

NOTE 11 401(K) PLAN SUMMARY

The Company set up and initiated a retirement 401(k) Plan effective 1/1/97 (the “Plan”). The Plan originally was managed by Prudential and was transferred to Smith Barney Plan Services effective April 1998. The Plan is open to all employees that have reached the age of 21, have completed 90 days of service and are employed for 32 or more hours per week. Participants can contribute from 1 to 15% of pay subject maximums as prescribed by the IRS. Matching contributions are discretionary and must be designated by the Board of Directors on a yearly basis. New participants vest 33%, 66% and 100% in their first, second and third year of employment for any matching contributions.

The Board of Directors approved the issuance of a matching contribution for the years 2002 and 2001. Contributions awarded totaled 50% of the first 10% of contributions by a participant and the cost to the Company was 65,104 and 36,420 shares of the Company’s common stock having a fair value of $16,276 and $34,235 for 2002 and 2001, respectively. The award for 2002 has been accrued and is expected to be issued in early 2003.

NOTE 12 STOCKHOLDERS’ EQUITY

(A)	Authorized Common and Preferred Stock

On May 2, 2002, the Company amended its certificate of incorporation to 20,000,000 authorized shares of $.01 par value common stock and 500,000 authorized shares of $.75 par value preferred stock. All share and per share information in the financial statements herein give effect to these capital stock transactions.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(B)	Stock Issued for Services

During fiscal year 2002, the Company issued 381,000 shares of common stock or $70,800 to a number of employees, officers, and directors for services rendered, 48,961 shares of common stock or $43,641 to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2001 and 2000, 117,500 shares of common stock or $23,184 to new employees as sign-on bonuses, and 30,333 shares of common stock or $10,000 to an employee per a contractual obligation. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

NOTE 13 STOCK OPTIONS AND WARRANTS

(A)	Stock Options Granted Under Employment and Consulting Agreements

During 2002 and prior, the Company granted stock options to certain employees and consultants. A number of the options had been issued when the Company had a negative net worth and prior to its stock trading. Stock issued to employees has been recorded at intrinsic value in accordance with APB 25 and options issued to third parties and clinicians have been recorded at fair market value as calculated using the Black Scholes model in accordance with SFAS 123. The proforma disclosure on net income, had the Company used the fair value based method of accounting for its stock options granted in 2002 and 2001 and charged operations over the option vesting periods based on the fair value of options at the date of grant, is minimal.

Included in the options granted above were 600,000 options issued as a part of the acquisition of Orthogen Corporation. These options are exercisable only if certain milestones are achieved (See (*) below and Note 10(A) and (B)).

Options to purchase an aggregate of 1,602,000 common shares granted during 2000 through 2002 to existing directors and employees under a qualifying plan were cancelled effective September 16, 2002. It was found that a qualifying plan had never been established by the Company. A qualified plan for employees is in the process of being finalized and will be presented to stockholders for approval via a separate proxy statement.

The fair market value of each stock option granted to non-employees was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming: (1) a risk-free interest rate of 5.82% to 6.0%, (2) an expected life of five to nine years, (3) an expected volatility of 101% to 141% and (4) no expected dividends.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

A summary of the stock options issued is presented below as of October 31, 2002:

		Weighted Average
	Number of Options	Exercise Price

Stock Options
Balance at beginning of period	3,277,000	$.23
Granted	60,000	.10
Exercised	—	—
Cancelled and rescinded	(1,602,000)	.10
Expired	—	—

Balance at end of period	1,735,000	$.34

Options exercisable at end of period	1,705,000	$.34

The following table summarizes information about stock options at October 31, 2002:

	Options Outstanding			Options Exercisable

	Number Outstanding	Weighted Average		Number Exercisable
	at	Remaining	Weighted Average	at	Weighted Average
Exercise Prices	October 31, 2002	Contractual Life	Exercise Price	October 31, 2002	Exercise Price

$ .05	30,000	8.19	$.05	—	$.05
.10	100,000	5.42	.10	100,000	.10
.25	805,000	4.43	.25	805,000	.25
.75	100,000	2.29	.75	100,000	.75
3.00	100,000	2.29	3.00	100,000	3.00
(*)	600,000	4.50	—	600,000	—

$.05-3.00	1,735,000	4.12	$.34	1,705,000	$.34

(*) Performance based options consisting of 300,000 shares to each of two individuals (aggregating 600,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant. (See Note 10(A) and (B)).

(B)	Stock Warrants

(i)	In connection with the revolving loan obtained from Capital Business Credit in April 1997 (See Note 6), the Company issued warrants to Capital Business Credit to purchase 135,000 shares of the Company’s common stock. The warrants (now the property of Guaranty Business Credit) were exercisable between April 29, 1999 and April 28, 2002 at an exercise price of $0.50 per share. None of these warrants were exercised and they expired on April 29, 2002.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

(ii)	During 1998, the Company issued warrants to purchase an aggregate of 20,000 shares of the Company’s common stock to two consultants. The warrants are exercisable between October 25, 1998 and September 30, 2003 at an exercise price of $0.10 per share. As of October 31, 2002, none of these warrants have been exercised.

NOTE 14 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During fiscal 2002 and 2001, 49% and 63%, respectively, of the Company’s total revenues were derived from sales to three customers. The Company’s international sales represent approximately 75% and 85% of the total sales for 2002 and 2001, respectively. As of October 31, 2002, 73% of accounts receivable were due from four customers (See Note 2). Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.

To insure against extraordinary losses on the major account concentrations, the Company maintains receivable credit insurance guarantees on its major international accounts. The policy is issued by EximBank and is paid as invoices are issued. As of October 31, 2002, $406,706 of receivables were insured. Credit limits are individually evaluated and assigned in part by the Company and EximBank. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

NOTE 15 SEGMENTS

During fiscal 2002 and 2001, the Company had net sales to Europe, North America, South America and all other areas of approximately 45% and 49%, 25% and 15%, 22% and 32%, and 8% and 4%, respectively.

NOTE 16 GAIN ON INVOLUNTARY CONVERSION

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment and inventory, as well as business interruption (“BI”) insurance. The table below shows the amount of insurance claims, the net book value of the assets destroyed, the resulting gain from involuntary conversion and the funds received from the insurance company as of October 31, 2002 and 2001:

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

Asset Destroyed	Insurance Claim		Net Book Value	Gain

Manufacturing equipment	$1,316,070		$343,088	$972,982
Inventory	161,617		127,642	33,975
BI	*		*	*

	1,477,687		$470,730	$1,006,957

Less: proceeds received through October 31, 2001	1,139,245	(A)

Insurance receivable at October 31, 2001	$338,442

Insurance proceeds received during 2002	$356,793
Less: insurance receivable at October 31, 2001	338,442

Additional gain recognized in other income in 2002	$18,351

The Company was also reimbursed (or the insurance company paid funds directly on behalf of the Company) for costs expended for cleaning of the facility, air conditioner repair, restoration services and other incidental costs related to the fire.

(A)	Of this amount, $161,617 was received for destroyed inventory and $977,628 for destroyed fixed assets

* See Note 10(G)

NOTE 17 LIQUIDITY

During the year ended October 31, 2002, the Company incurred a negative cash flow from operating activities of $1,121,333 and a net loss of $939,077 and as of October 31, 2002 had an accumulated deficit of $816,210, positive working capital of $388,480, and positive stockholders’ equity of $1,623,475. As of that date, the Company had $23,500 in cash, $807,905 in net accounts receivable, and $1,918,933 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $453,385, revolving loans payable of $1,250,000, and notes and loans payable – current of $346,007 (of which $128,330 relates to debtors, that are unable to be located, under the Chapter XI bankruptcy settlement dated February 12, 1997).

On February 26, 2003, the Company accepted a commitment letter from CommerceBank, N.A. to provide two separate line of credit facilities. Under the first facility, CommerceBank, N.A. commits to increase its current line of credit under the revolving loan payable to $2,000,000 from $1,250,000. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. commits to issue a revolving line of credit in the

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivable. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31, 2003. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets.

In an effort to increase sales related to the Company’s business, the Company has increased its sales force throughout 2002. The increase in the sales force has improved sales by over 51% for the fourth quarter of fiscal year 2002 compared to the first quarter of 2002 and approximately 72% for the first quarter of fiscal year 2003 (unaudited) compared to the first quarter of fiscal year 2002. Sales have also increased approximately 14% for the first quarter of fiscal year 2003 (unaudited) compared to the fourth quarter of fiscal year 2002. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2003 while maintaining the same level of selling and administrative expenses incurred during fiscal year 2002. The increase in sales from the first quarter of 2002 is indicative of the Company recovering from the fire that occurred during fiscal year 2001 that disrupted operations. During fiscal year 2002, the Company has been able to replenish inventory destroyed in the fire to a level that has provided the Company the ability to meet its sales demands. Since substantially all of the Company’s manufacturing equipment was replaced with new equipment that is technologically more efficient and has increased capacity, the Company has utilized the efficiency and increased capacity for manufacturing by increasing its sales. While the sales force was hired during fiscal year 2002, the major benefits from the sales force did not begin to materialize until the third and fourth quarters.

Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2002

As reflected in the accompanying financial statements and as of October 31, 2002, the Company had an accumulated deficit of $816,210, a net loss from operations of $939,077 and net cash outflows from operating activities of $1,121,333 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in sales volume and the raising of additional capital during 2003. Management believes that actions presently taken to improve its future operations, increase its sales volume, and current efforts in increasing the line of credit under the revolving loan payable to $2,000,000 provide the opportunity for the Company to continue as a going concern (See Note 18).

NOTE 18 SUBSEQUENT EVENTS

On February 26, 2003, the Company accepted a commitment letter from CommerceBank, N.A. to increase its line of credit under the revolving loan payable to $2,000,000 and to provide an additional line of credit of $250,000 to finance the Company’s domestic accounts receivable. The Company previously received from EximBank US insurance support guarantees for inventory and receivables totaling $2,000,000 (See Note 17).