Form 10QSB
period 2003-01-31
BIO LOK INTERNATIONAL INC
filed 2003-03-25
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending January 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from _______________ to _______________

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

YES ☒ NO ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 21, 2003, the Registrant had 6,663,152 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

		Page

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations for the three months ended January 31, 2003 and 2002 (unaudited)

	Condensed Consolidated Balance Sheets for January 31, 2003 (unaudited) and October 31, 2002

	Condensed Consolidated Statements of Cash Flows for three month ended January 31, 2003 and 2002 (unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations And Financial Condition	8

Item 3.	Controls and Procedures	11

PART II

Item 6.	Exhibits, List and Reports on Form 8-K	12

	Signatures	13

	Certification	14

	Certification	15

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

	Three Months Ended
	January 31,

	2003	2002

	(unaudited)	(unaudited)
Net Sales	$955,915	$537,480
Cost of Goods Sold	321,531	87,831

GROSS PROFIT	634,384	449,649

Selling	291,218	247,155
Admin. & General Exp	433,717	353,713

	724,935	600,868

Operating Loss	(90,551)	(151,219)

Grant Income	49,000	-0-
Grant Expense	(24,157)	-0-
Interest Expense	(24,454)	(29,771)
Other Expenses	(110)	(110,752)

	279	(140,523)

Loss before Taxes	(90,272)	(291,742)
Income Taxes	0	0

NET LOSS	$(90,272)	$(291,742)

Net Loss available to Share Owners	$(90,272)	$(291,742)

Net Loss per Share	$(.01)	$(.05)

Dividends per Share	$-0-	$-0-

Weighted average Shares Outstanding – Basic And Diluted	6,663,152	6,130,891

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2003	2002

	(unaudited)
ASSETS

Current Assets
Cash	$56,165	$23,500
Accounts Receivable (Net of Allowance of $66,802)	954,039	767,450
Inventory	1,644,513	1,677,839
Other Current Assets	31,313	41,475

Total Current Assets	2,686,030	2,510,264

Net Machinery & Equipment	1,218,408	1,233,934

Other Assets
Patents	54,130	45,960
Accounts Rec	30,170	40,455
Inventory	228,024	241,094
Other Assets and Deposits	13,777	18,402

Total Other Assets	326,101	345,911

TOTAL ASSETS	$4,230,539	$4,090,109

LIABILITIES & EQUITY
Current Liabilities
Revolving Loans payable	$1,249,000	$1,250,000
Cash Overdraft	52,307	-0-
Notes & Loans payable – current	334,409	346,007
Capital lease – current	62,777	62,199
Accounts Payable	308,308	214,966
Accrued expenses and other Payables	357,378	238,419
Due to stockholders	4,165	10,193

Total Current Liabilities	2,368,344	2,121,784

Long-Term Liabilities
Notes & Loans payable-noncurrent	231,250	231,250
Capital leases-noncurrent	97,742	113,600

Total Long-Term Liabilities	328,992	344,850

Total Liabilities	2,697,336	2,466,634

STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 500,000 par value $.75;	-0-	-0-
Common Stock — authorized 20,000,000, par value $.01; outstanding 6,663,152 shares	66,632	66,632
Treasury Stock (17,327 common shares)	(7,277)	(7,277)
Paid-in Capital	2,380,330	2,380,330
Retained Earnings	(906,482)	(816,210)

Total Equity	1,533,203	1,623,475

TOTAL LIABILITIES & EQUITY	$4,230,539	$4,090,109

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	January 31,

	2003	2002

	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(90,272)	$(291,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	329	-0-
Depreciation and amortization	36,272	33,445
Issuance of common stock for service	-0-	85,600
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	(176,633)	121,934
(Incr.) decr. in inventories	46,396	(201,126)
(Incr.) decr. in prepaid & other current assets	10,162	(23,809)
(Incr.) decr. in deposits & other assets	4,624	1,300
Incr. (decr.) in A/P & Accr. exp	212,302	(95,967)
Due to stockholders	(6,028)	-0-

Net Cash provided by (used in) Operating Activities	37,152	(370,365)

INVESTING ACTIVITIES:
Cash received from insurance settlement	-0-	338,442
Investment in patents	(9,156)	-0-
Property, Plant & Equipment	(19,760)	(174,137)

Net Cash provided by (used in) Investing Activities	(28,916)	164,305

FINANCING ACTIVITIES:
Increase in cash provided by Checks drawn in excess of bank balance	52,307	-0-
Net proceeds — revolving loan	(1,000)	209,122
Net change in Capital leases	(15,280)	261,897
Payment on noted payable	(11,598)	(40,309)

Net Cash provided by (used in) Financing Activities	24,429	430,710

NET INCREASE (DECREASE) IN CASH	$32,665	$224,650
Cash — Beginning of Period	23,500	55,326

Cash — End of Period	$56,165	$279,976

Interest Paid	$24,454	$29,771
Income Taxes Paid	$-0-	$-0-

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. (“Bio-Lok”). The consolidated results include the activities of Orthogen Corporation a research and development company; Micro-Lok Mexico, Bio-Lok Chile and Bio-Lok Australia established as sales and marketing entities. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-KSB, as filed with the SEC on February 27, 2003.

The accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Note B — Nature of Business

Bio-Lok is a manufacturer and distributor, both domestically and internationally, of the Bio-Lok™ Precision Dental Implant System. The line consists of a number of select implants (both screw and cylinder), related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line domestically direct to the end user, internationally via select distributors and majority owned entities.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products. Products are distributed directly to clinicians domestically and to distributors or related companies internationally who in- turn market and sell the products to clinicians.

Note C — Line of Credit

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which was reduced by the bank to $1,250,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 1.0%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s international receivables as invoices are issued and assigned. Currently, the Company has received a commitment letter to extend the loan to December 31, 2003.

Note D — Net Loss Per Share

The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. For the three months ended January 31, 2003 and 2002, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note E — Segment Accounting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”) requires that a public business enterprise disclose financial and other information about its business segments as a part of the consolidated financial statements.

The Company has only one product line consisting of its “Bio-Lok Precision Dental Implant System”, which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which has been included within this report for the quarter. The Company is in the process of developing expense breakdown by geographic area for use in providing added segment accounting.

	Results of Operation for the
	Three Months ended January 31, 2003 and 2002

	Domestic Operations		International Operations

	2003	2002	2003	2002

Net Sales	$216,535	$83,958	$739,380	$453,522

Note F — Liquidity

During the quarter ended January 31, 2003, the Company incurred a positive cash flow from operating activities of $37,152 and a net loss of $90,272 and as of January 31, 2003 had an accumulated deficit of $906,482, positive working capital of $317,686, and positive stockholders’ equity of $1,533,203. As of January 31, 2003, the Company had $56,165 in cash, $984,209 in net accounts receivable, and $1,872,537 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $717,993, revolving loans payable of $1,249,000, and notes and loans payable – current of $334,409 (of which $128,330 relates to debtors that are unable to be located, under the Chapter XI bankruptcy settlement dated February 12, 1997).

On February 26, 2003, the Company accepted a commitment letter from CommerceBank, N.A. to provide two separate line of credit facilities. Under the first facility, CommerceBank, N.A. committed to increase its current line of credit under the revolving loan payable to $2,000,000 from $1,250,000. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. committed to issue a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivable. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31, 2003. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets.

In an effort to increase sales related to the Company’s business, the Company increased its sales force throughout 2002. The increase in the sales force has improved sales by over 78% for the first quarter of fiscal year 2003 compared to 2002 and approximately 24% for the first quarter of fiscal year 2003 (unaudited) compared to the fourth quarter of fiscal year 2002. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2003 while maintaining approximately the same level of selling and administrative expenses incurred during fiscal year 2002. The increase in sales for 2002 and the first quarter of 2003 is indicative of the Company recovering from the fire that occurred during fiscal year 2001 that disrupted operations. During fiscal year 2002, the Company was able to replenish inventory destroyed in the fire to a level that has provided the Company the ability to meet its sales demands. Since substantially all of the Company’s manufacturing equipment was replaced with new equipment that is technologically more efficient and has increased capacity, the Company has utilized the efficiency and increased capacity for manufacturing by increasing its sales. While the sales force was hired during fiscal year 2002, the major benefits from the sales force did not begin to materialize until the third and fourth quarters.

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

As reflected in the accompanying financial statements and as of January 31, 2003, the Company had an accumulative deficit of $906,482, a net loss from operations of $90,272 and a net cash inflow from operating activities of $37,152, an improvement over the comparable period prior year. The improved results are very positive but if not maintained can impact the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in sales volume and the raising of additional capital during 2003. Management believes that actions presently taken to improve its future operations, increase its sales volume, and current efforts in increasing the line of credit under the revolving loan payable to $2,000,000 provide the opportunity for the Company to continue as a going concern (see Note G).

Note G — Subsequent Event

On February 26, 2003, the Company accepted a commitment letter from CommerceBank N.A. to increase its line of credit under the revolving loan payable to $2,000,000 and to provide within the total line an additional availability line of credit of $250,000 to finance the Company’s domestic accounts receivables. The Company previously received from EximBank US insurance support guarantees for inventory and receivables totaling $2,000,000. The new revolving loan is expected to close and be signed by the end of March 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Volume. Net sales (revenues) for the quarter increased by 78% over the comparable quarter prior year. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 158% and the international market by 63% over the comparable quarter prior year. The growth reflects improved market penetration in all areas generated from an expanded product base and sales effort.

Cost of Goods Sold. Cost of goods sold increased by 266% over the comparable quarter prior year. Production during the first quarter prior year was significantly higher than sales at that time because of (1) the use of new equipment (replaced after the fire in 2001) that was more efficient, (2) production was running 24 hours a day in order to replenish stock (that had been sold and/or destroyed during the period from the fire until the new equipment was received and put into service) while labor costs remained constant, and (3) the Company did not recalculate its inventory costing for this brief period where production was significantly greater than that which was used to calculate the standard costs of its inventory. Since then, the Company has adjusted its standard costing based on the new equipment and current production levels.

Gross Profit. Gross profit for the period increased by 41% over the comparable quarter prior year, and gross margin percentages declined from 84% to 66%. The decreased is a direct result of the increase in cost of goods sold and detailed above.

Selling Expenses. Selling expenses continues to reflect an increase over the comparable quarter prior year due to continued sales increases and reflected an 18% increase over the comparable quarter prior year. The increase is expected to continue in the future and is primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses. Administrative and general expenses increased by 23% over the comparable quarter prior year, but represented a lower percent of net sales over the comparable period prior year. These increased expenses are attributable to the continued domestic market development, substantial increase in insurance costs, and marketing and advertising literature development.

Operating Income. Results from operations totaled a loss of $90,551 compared to a loss of $151,219 for the same quarter prior year or an improvement of 40%. The improved results are a direct result of increased revenues and cost controls in place. The losses are anticipated to be mitigated by the end of the second fiscal quarter 2003 as sales efforts continue to generate increased revenues with existing marketing and operating staff.

Other Income/Expenses. Overall other income and expenses decreased almost 100% due to no stock costs having been incurred for financing activities in the quarter. For the quarter the net grant activity (income net of expenses) was positive, was realized for grants received for specific research being completed, and any gain is limited to administration costs with the remaining funds being utilized for future costs to be incurred. Interest expense decreased by 18% over the comparable quarter prior year, and was a result of lower interest rates.

Net Loss. Net loss for the quarter was a loss of $90,272 compared to a loss of $291,742 for the comparable quarter prior year or a 69% improvement. The improved results are due to the continued gain in sales and expense controls initiated.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2001, the Company replaced its $500,000 asset-based credit facility with a working capital line of credit of $1,500,000 from CommerceBank N.A. (hereinafter “CB”) at an interest rate 1% above the Prime Rate. On September 23, 2002, the lender temporarily capped the working capital line of credit at $1,250,000. This new facility is secured by substantially all of the Company’s assets. The above credit agreement contains certain affirmative, negative and financial covenants that, among others, specify maintenance of current ratios, maintenance of debt to tangible net worth coverage ratios, EBITA, DSCR and debt service coverage. As of October 31, 2002, the Company was not in compliance with one of the lender’s covenants and had received a waiver through January 31, 2003.

On February 26, 2003, the Company accepted a new commitment letter from CB. Under the facility, CB commits to increase its current line of credit under the revolving loan payable to $2,000,000 from $1,250,000. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Additionally, a revolving line of credit in the amount of $250,000 (a separate facility under the $2,000,000 line) for domestic receivables was provided and is available as long as the credit line on the international receivables and inventory does not exceed 1,750,000. The second line of credit provides the Company added availability so long as the primary line is not fully utilized. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31, 2003.

Under the new line of credit, the Company will immediately have an added $300,000 above the line available and $750,000 maximum if the new line is fully utilized. The new line provides the Company sufficient working capital to meet its budget. Additionally, the Company has in the short-run no need for new or added machinery and its manufacturing capacity is sufficient to meet its objectives for the fiscal year.

In an effort to increase sales, the Company has increased its sales force throughout 2002. The increase in the sales force has improved sales for the first quarter 2003 over the comparable period prior year by 78%.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company had no material capital expenditure commitments at January 31, 2003.

OUTLOOK

Net income objectives for the first quarter 2003 resulted in a lower than budgeted loss and management expects to be at break-even by the second quarter 2003 and profitable thereafter. Additionally, the introduction of the “state-of-the-art” Laser-Lok Implant is expected to dramatically increase the Company’s recognition, market presence and growth potential.

The Company will bring to market new products throughout the year. New products are expected to provide enhanced market penetration.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement of the Company by its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 3. Controls and Procedures

The Company, with the Audit Committee, has established and in-place procedures for (1) the receipt, retention, and treatment of complaints received regarding accounting, internal accounting controls, or auditing matters; and (2) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Management Assessment of Internal Controls. It is management’s responsibility to establish and maintain an adequate control structure and procedures for financial reporting. Management believes that its internal control structures and procedures for financial reporting as of the end of the most recent quarter and fiscal year are sufficient to meet all of the obligations of the financial reporting process required of it by the Security Exchange Act of 1934.

Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls. The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any difference.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

Item 6. Exhibits, List and Reports on Form 8-K

     (a)  Exhibits

Exhibit #	Description

3.1	Articles of Incorporation *

3.2	By-Laws *

Amendment to By-Laws *

5	Opinion re legality *

21	Subsidiaries of Registrant included in the Consolidated Financial Statements of the Issuer are:

Incorporation
Name of entity	State or Cntry

Orthogen Corporation	New Jersey
Micro-Lok Mexico S.A.CE C.V.	Mexico DF
Bio-Lok Chile S.A.	Chile
Bio-Lok Int’l. Pty. Inc.	Australia

*	Filed previously

     (b)  Reports on Form 8-K -NONE-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: March 22, 2003	By /s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date: March 22, 2003

/s/ Ingo K. Kozak Ingo K. Kozak	VP – Finance, CFO, Secretary and Director	Date: March 22, 2003

CERTIFICATIONS

I, Bruce L. Hollander the President and CEO, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Bio-Lok International Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: March 22, 2003	/s/ Bruce L. Hollander , President & CEO

Signature and Title

CERTIFICATIONS

I, Ingo K. Kozak the Vice President Finance & Administration and CFO, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Bio-Lok International Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: March 22, 2003	/s/ Ingo K. Kozak , VP – Finance and CFO

Signature and Title