Form 10QSB
period 2003-04-30
BIO LOK INTERNATIONAL INC
filed 2003-06-12
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ending April 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from _______________ to ____________

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2003, the Registrant had 6,761,152 Common Stock shares outstanding, at a par value $.01 per share.

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Net Sales	$1,245,803	$835,138	$2,201,717	$1,372,618
Cost of Goods Sold	369,140	241,908	690,670	329,739

GROSS PROFIT	876,663	593,230	1,511,047	1,042,879

Selling	341,459	406,475	632,677	739,231
Admin. & General Exp.	500,245	403,972	933,962	801,187

	841,704	810,447	1,566,639	1,540,418

Operating Income	34,959	(217,217)	(55,592)	(497,539)

Other Income	-0-	-0-	-0-	18,351
Net Grant Income	56,596	-0-	81,439	-0-
Interest Expense	(49,842)	(31,881)	(74,296)	(61,652)
Other Expenses	(6)	-0-	(116)	-0-

	6,748	(31,881)	7,027	(43,301)

Income (Loss) before Taxes	41,707	(249,098)	(48,565)	(540,840)
Income Taxes	-0-	-0-	-0-	-0-

NET INCOME (LOSS)	$41,707	$(249,098)	$(48,565)	$(540,840)

Net Income Available to Common Share Owners	$41,707	$-0-	$(48,565)	$-0-

Net Income (Loss) per Common Share	$.01	$(.04)	$(.01)	$(.09)

Diluted Net Income per Common Share	$.01	$—	$(.01)	$—

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

Average Common Shares Outstanding	6,691,781	6,542,733	6,677,229	6,333,404

Diluted Average Common Shares outstanding	6,794,981	6,542,733	6,677,229	6,333,404

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2003	2002*

	(unaudited)
ASSETS
Current Assets
Cash	$146,849	$23,500
Accounts Receivable, net	883,306	767,450
Inventory	1,695,771	1,677,839
Other Current Assets	110,547	41,475

Total Current Assets	2,836,473	2,510,264

Net Machinery & Equipment	1,182,986	1,233,934

Other Assets
Patents & related costs, net	64,358	45,960
Accounts Rec	10,454	40,455
Inventory	128,023	241,094
Other Assets and Deposits	13,778	18,402

	216,613	345,911

TOTAL ASSETS	$4,236,072	$4,090,109

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$1,522,677	$1,250,000
Notes & Loans payable – current	334,820	346,007
Capital lease – current	67,535	62,199
Accounts Payable	122,939	214,966
Accrued expenses and other Payables	325,133	238,419
Due to stockholders	1,096	10,193

Total Current Liabilities	2,374,200	2,121,784

Long-Term Liabilities
Notes & Loans payable-noncurrent	193,750	231,250
Capital leases- noncurrent	81,453	113,600

Total Long-Term Liabilities	275,203	344,850

Total Liabilities	2,649,403	2,466,634

STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 500,000 par value $.75;	-0-	-0-
Common Stock — authorized 20,000,000, par value $.01; outstanding 6,761,152 and 6,663,152 shares;	67,612	66,632
Treasury Stock (17,327 common Shares)	(7,277)	(7,277)
Paid-in Capital	2,391,110	2,380,330
Retained Earnings	(864,776)	(816,210)

Total Equity	1,586,669	1,623,475

TOTAL LIABILITIES & EQUITY	$4,236,072	$4,090,109

*	The balance sheet at October 31, 2002, has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,

	2003	2002

OPERATING ACTIVITIES:
Net Income (Loss)	$(48,565)	$(540,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	72,848	70,692
Issuance of Common Stock for service	11,760	147,625
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(85,854)	45,110
(Incr.) decr. in inventories	95,138	(362,679)
(Incr.) decr. in prepaid & other current assets	(69,072)	(73,294)
(Incr.) decr. in deposits & other assets	4,625	(4,174)
Incr. (decr.) in A/P & Accr. exp.	(5,314)	42,514

Net Cash provided by (used in) Operating Activities	(24,435)	(675,046)

INVESTING ACTIVITIES:
Cash received from insurance settlement	-0-	249,672
Investment in Patents & related	(20,438)	-0-
Property, Plant & Equipment	(19,860)	(114,139)

Net Cash (used) by Investing Activities	(40,298)	135,533

FINANCING ACTIVITIES:
Net proceeds — revolving loan	272,677	525,122
Payments on capital leases	(26,811)	(28,990)
Net increase in notes payable	-0-	260,635
Payment of notes & loan payable	(48,687)	(185,181)
Due to related parties	(9,097)	(35,309)

Net Cash Used for Financing Activities	188,082	536,277

NET INCREASE (DECREASE) IN CASH	$123,349	$(3,236)

Cash — Beginning of Period	23,500	55,326

Cash — End of Period	$146,849	$52,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$74,296	$61,652
Income Taxes Paid	$-0-	$-0-

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statement
(Unaudited)

Note A — Basis of Presentation

The financial statements represent the activities of all the accounts of a consolidated Bio-Lok International Inc. (“Bio-Lok”). The consolidated results include the activities of Orthogen Corporation a research and development company, Micro-Lok Mexico, Bio-Lok Chile and Bio-Lok Australia established as sales and marketing entities. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-KSB, filed with the SEC on February 27, 2003.

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

Note C – Line of Credit

On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 2.0%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s international receivables as invoices are issued and assigned.

Note D – Net Income (Loss) Per Share

The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three and six months ended April 30, 2003 and 2002, the Company when reporting a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Note E – Segment Accounting

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

International	$935,236	$691,501	$1,674,616	$1,134,847
Domestic	310,567	143,637	527,102	237,771

Total Net Sales	$1,245,803	$835,138	$2,201,718	$1,372,618

Note F — Equity

In April 2003 the Company issued 98,000 shares of common stock at a cost of $11,760. The shares where issued to Directors for 2002 services, an officer as a part of a promotion and to clinicians for services rendered.

Note G – Stock Options

In period ended April 30, 2003, the Company adopted the 2003 Stock Option Plan, authorizing the Company to issue 2,500,000 shares of common stock under this plan.

In 2003, the Company has elected to account for all stock options issued under this Plan in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). The Company accounts for stock options issued to consultants and employees and for other services in accordance with SFAS 123.

The fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming: (1) a risk-free interest rate of 5.82% to 6.0%, (2) an expected life of five to nine years, (3) an expected volatility of 101% to 141% and (4) no expected dividends.

A summary of the stock options issued as of April 30, 2003, is presented below:

		Weighted Average
	Number of Options	Exercise Price

Stock Options
Balance at beginning of period	1,135,000	$.34
Granted	1,802,000	.13
Exercised	—	—
Expired	—	—

Balance at end of period	2,937,000	$.23

Options exercisable at end of period	1,105,000	$.34

The following table summarizes information about stock options at April 30, 2003:

	Number Outstanding	Weighted Average		Number Exercisable
	at	Remaining	Weighted Average	at	Weighted Average
Exercise Prices	April 30, 2003	Contractual Life	Exercise Price	April 30, 2003	Exercise Price

$ .05	50,000	7.69	$.05	—	$.05
.10	100,000	4.92	.10	100,000	.10
.12	246,000	9.92	.12	—	.12
.13	1,546,000	9.92	.13	—	.13
.25	805,000	3.93	.25	805,000	.25
.75	100,000	1.79	.75	100,000	.75
3.00	100,000	1.69	3.00	100,000	3.00

	$2,937,000	4.12	$.34	1,105,000	$.34

Stock Warrants. During 1998, the Company issued warrants to purchase an aggregate of 20,000 shares of the Company’s common stock to two consultants. The warrants are exercisable between October 25, 1998 and September 30, 2003 at an exercise price of $0.10 per share. As of April 30, 2003, none of these warrants have been exercised.

Note H – Legal Matters

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note I — Liquidity

During the six months ended April 30, 2003, the Company incurred a negative cash flow from operating activities of ($24,435) and net loss of ($48,565), an improvement from prior quarter of $41,707. As of April 30, 2003 the Company had an accumulated deficit of $864,776, positive working capital of $462,273, and positive stockholders’ equity of $1,586,669. As of April 30, 2003, the Company had $146,849 in cash, $893,760 in net accounts receivable, and $1,823,794 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $448,072, revolving loans payable of $1,522,677, and notes and loans payable – current of $402,355 (of which $128,330 relates to debtors that are unable to be located, under the Chapter XI bankruptcy settlement dated February 12, 1997). (also see MD&A section titled “Liquidity and Capital Resources” on page 10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three and six months ended April 30, 2003 and 2002 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three and six months ended April 30, 2003 was primarily due to increased marketing and sales promotional efforts by the Company.

Use of Estimates. Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements having been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets, intangible assets and allowances for sales returns, obsolete and slow moving inventory and reserve for customer liabilities. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Asset Impairment. The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

RESULTS OF OPERATIONS (3 MONTHS 2003 VS 3 MONTHS 2002)

Volume. Net sales (revenues) for the quarter increased by 49% over the comparable prior year quarter. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 116% and the international market by 48% over the comparable prior year quarter. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold. Cost of goods sold increased by 53% over the comparable prior year quarter and resulted in approximately the same costs of goods realized to net sales.

Gross Profit. Gross profit for the period increased by 48% over the comparable prior year quarter, and gross margin percentage decreased from 71% to 70%. The decrease is a direct result of increased product promotions for the period which increased cost of goods sold.

Selling Expenses. Selling expenses reflect a decrease over the comparable prior year quarter of 16%. The decrease is attributable to no hire expenses having been incurred this quarter over the same prior year period. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses. Administrative and general expenses increased by 24% over the comparable prior year quarter, but represented a lower percent of net sales over the comparable prior year period. These increased expenses are attributable to the continued market development, substantial increases in insurance and accounting costs, freight and royalty expenses as sales increase, and marketing and advertising literature development.

Operating Income. Results from operations totaled $34,959 compared to a loss of ($217,217) for the same prior year quarter or an improvement of 116%. The improved results are a direct result of increased revenues and cost controls in place.

Other Income/Expenses. Overall other income and expenses decreased to $6,748 from ($31,881) due limited stock costs having been incurred for financing or outside activities for the quarter. Net grant activity for the quarter (income net of expenses) was positive, was realized for grants received for specific research being completed, and any gain is limited to administration costs with the remaining funds being utilized for future costs to be incurred. Interest expense increased by 56% over the comparable prior year quarter, and was a result of higher debt outstanding.

Net Loss. Net income for the quarter was $41,707 compared to a loss of ($249,098) for the comparable quarter prior year or a 117% improvement. The improved results are due to the continued gain in sales and expense controls in place.

RESULTS OF OPERATION (6 MONTHS 2003 VS 6 MONTHS 2002)

Volume. Net sales (revenues) for the six months ending April 30, 2003, increased by 60% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 122% and the international market by 48% over the comparable periods. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold. Cost of goods sold for the six months increased by 109% over the comparable prior year period and resulted in an increase in over all costs due to the rebuilding of inventory after the fire in 2001.

Gross Profit. Gross profit for the six month period increased by 45% over the comparable prior year period, and the related gross margin percentage decreased from 76% to 69%. The decrease is a direct result of increased product promotions for the six months ended April 30 ,2003, initiated by management to increase market penetration.

Selling Expenses. Selling expenses reflect a decrease over the comparable prior year period of 14%. The decrease is attributable to no hire expenses having been incurred six months year-to-date over the same prior year period. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses. Administrative and general expenses increased by 17% over the comparable prior year six month period, but represented a considerably lower percent of net sales over the comparable prior year period. The increased expenses are attributed to continued market development, substantial increases in insurance and accounting costs, freight and royalty expenses as sales increase, and marketing and advertising literature development.

Operating Income. Results from operations totaled a loss of ($55,592) compared to a loss of ($497,539) for the same prior year period or an improvement of 89%. The improved results are a direct result of increased revenues realized and cost controls in place. Losses realized in the past five quarters have been mitigated by the end of the second quarter 2003, and as sales efforts continue the Company anticipates to generate increased revenues with its marketing and operating staff.

Other Income/Expenses. Overall other income and expenses decreased to $7,027 from ($43,301) due limited stock costs having been incurred for financing or outside activities for the quarter. Net grant activity for the quarter (income net of expenses) was positive, was realized for grants received for specific research being completed, and any gain is limited to administration costs with the remaining funds being utilized for future costs to be incurred. Interest expense increased by 56% over the comparable quarter prior year, and was a result of higher debt outstanding.

Net Loss. Net loss for the six months was ($48,565) compared to a loss of ($540,840) for the comparable prior year period or a 91% improvement. The improved results are due to the continued gain in sales and expense controls in place.

LIQUIDITY and CAPITAL RESOURCES

On February 26, 2003, the Company accepted a new commitment letter from CommerceBank NA (“CB”). Under the facility, CB commits to increase its current line of credit under the revolving loan payable to a maximum of $2,000,000 from $1,250,000. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Additionally, a revolving line of credit in the amount of $250,000 (a separate facility under the $2,000,000 line) for domestic receivables was provided and is available as long as the credit line on the international receivables and inventory does not exceed 1,750,000. The second line of credit provides the Company added availability so long as the primary line is not fully utilized. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The new line provides the Company sufficient working capital to meet its budget. Additionally, the Company has in the short-run no need for new or added machinery and its manufacturing capacity is sufficient to meet its objectives for the fiscal year.

In an effort to increase sales, the Company has increased its sales force throughout 2002. The increase in the sales force has improved sales for the first six months of 2003 over the comparable period prior year by 60%. The increase in the domestic sales force has improved sales by over 121% for the two quarter ended April 30, 2003, compared to the same period prior year and approximately 43% for the second quarter compared to the first quarter (unaudited) fiscal year 2003. Additionally, due to ever changing economic conditions (weak US$, improved European and Asian market conditions) the international sales realized have also improved considerably. International sales for the quarter ending April 30 increased by 35% and year-to-date April 30 by 48% for fiscal year 2003 compared to 2002.

As reflected in the accompanying financial statements and as of April 30, 2003, the Company had an accumulative deficit of $864,776, a net loss from operations of ($48,565) and a net cash outflow from operating activities of ($24,435), an improvement over the comparable period prior year and from the prior quarter. The improved results are positive but if not maintained can impact the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2003 while maintaining approximately the same level of selling expenses incurred during fiscal year 2002. The increase in sales for 2002 and the first quarter of 2003 is indicative of the Company recovering from the fire that occurred during fiscal year 2001 that disrupted operations. During fiscal year 2002, the Company was able to replenish inventory destroyed in the fire to a level that has provided the Company the ability to meet its sales demands. Since substantially all of the Company’s manufacturing equipment was replaced with new equipment that is technologically more efficient and has increased capacity, the Company has utilized the efficiency and increased capacity for manufacturing by increasing its sales.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company had no material capital expenditure commitments at April 30, 2003.

OUTLOOK

Revenues achieved for the six months ended April 30, 2003, exceeded budget by 1%. Net income objectives for the six months ended April 30, 2003, still resulted in a net loss but consisted of only 41% of the budgeted loss. Management expects to be at break-even or be profitable thereafter. Additionally, the introduction of the “state-of-the-art” Laser-Lok Implant the next quarter is expected to dramatically increase the Company’s recognition, market presence and growth potential.

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

     (b) Reports on Form 8-K filed originally May 15, 2003 with a revised filing issued May 20, 2003, detailing change of Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

By /s/ Bruce L. Hollander

Bruce L. Hollander, President
Date: June 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date: June 12, 2003

/s/ Ingo K. Kozak Ingo K. Kozak	VP – Finance, CFO, Secretary and Director	Date: June 12, 2003

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

Date: June 12, 2003	/s/ Bruce L. Hollander , President & CEO

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

Date: June 12, 2003	/s/ Ingo K. Kozak , VP – Finance and CFO

Signature and Title