Form 10QSB
period 2003-07-31
BIO LOK INTERNATIONAL INC
filed 2003-09-15
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending July 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.

(Name of registrant in its charter)

DELAWARE	65-0317138

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 698-9998

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997). YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2003, the Registrant had 6,982,152 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2003 and 2002 (unaudited)

	Condensed Consolidated Balance Sheets as of July 31, 2003 (unaudited) and October 31, 2002

	Condensed Consolidated Statements of Cash Flows for nine months ended July 31, 2003 and 2002 (unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations and Financial Condition	9

Item 3.	Controls and Procedures	13

PART II

Item 6.	Exhibits, List and Reports on Form 8-K	14

Signatures		14

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net Sales	$948,696	$793,808	$3,150,414	$2,166,426
Cost of Goods Sold	279,276	413,724	969,947	743,464

GROSS PROFIT	669,420	380,084	2,180,467	1,422,962

Selling	269,069	306,138	901,746	959,767
Admin. & General Exp.	374,673	370,566	1,308,635	1,204,854

	643,742	676,704	2,210,381	2,164,621

Operating Income	25,678	(296,620)	(29,914)	(741,659)

Other Income	4,039	-0-	4,039	18,351
Net Grant Income	25,000	-0-	106,439	-0-
Exchange Rate gains/losses	-0-	(2,918)	-0-	(2,918)
Interest Expense	(39,300)	(25,105)	(113,596)	(86,757)
Other Expenses	(58,078)	(25,250)	(58,195)	(77,750)

	(68,339)	(53,273)	(61,313)	(149,074)

Income (Loss) before Taxes	(42,661)	(349,893)	(91,227)	(890,733)
Income Taxes	-0-	-0-	-0-	-0-

NET INCOME (LOSS)	$(42,661)	$(349,893)	$(91,227)	$(890,733)

Net Income Available to Common Share Owners	$-0-	$-0-	$-0-	$-0-

Net Income (Loss) per Common Share	$(.01)	$(.05)	$(.01)	$(.14)

Dividends per Common Share	$-0-	$-0-	$-0-	$-0-

Average Common Shares Outstanding	6,888,065	6,667,144	6,747,606	6,445,873

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2003	2002*

	(unaudited)
ASSETS
Current Assets
Cash	$133,071	$23,500
Accounts Receivable, net	770,780	767,450
Inventory	1,791,337	1,677,839
Other Current Assets	98,810	41,475

Total Current Assets	2,793,998	2,510,264

Net Machinery & Equipment	1,152,071	1,233,934

Other Assets
Patents & related costs, net	95,641	45,960
Accounts Rec	-0-	40,455
Inventory	128,023	241,094
Other Assets and Deposits	16,111	18,402

	239,775	345,911

TOTAL ASSETS	$4,185,844	$4,090,109

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$1,626,704	$1,250,000
Notes & Loans payable — current	272,016	346,007
Capital lease — current	64,318	62,199
Accounts Payable	106,970	214,966
Accrued expenses and other Payables	250,986	238,419
Due to stockholders	4,294	10,193

Total Current Liabilities	2,325,288	2,121,784

Long-Term Liabilities
Notes & Loans payable-noncurrent	193,750	231,250
Capital leases - noncurrent	64,720	113,600

Total Long-Term Liabilities	258,470	344,850

Total Liabilities	2,583,758	2,466,634

STOCKHOLDERS’ EQUITY
Preferred Stock — authorized 500,000 par value $.75;	-0-	-0-
Common Stock — authorized 20,000,000, par value $.01; outstanding 6,761,152 and 6,663,152 shares;	69,822	66,632
Treasury Stock (17,327 common shares)	(7,277)	(7,277)
Paid-in Capital	2,446,978	2,380,330
Retained Earnings	(907,437)	(816,210)

Total Equity	1,602,086	1,623,475

TOTAL LIABILITIES & EQUITY	$4,185,844	$4,090,109

*	The balance sheet at October 31, 2002, has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,

	2003	2002

OPERATING ACTIVITIES:
Net Income (Loss)	$(91,227)	$(890,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	110,001	105,961
Provision for Doubtful acct.	(20,933)	-0-
Issuance of Common Stock for service	44,910	147,625
Option cost amortization	24,928	-0-
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	58,058	(54,387)
(Incr.) decr. in inventories	(428)	(350,074)
(Incr.) decr. in prepaid & other current assets	(57,335)	(33,970)
(Incr.) decr. in deposits & other assets	2,291	557
Incr. (decr.) in A/P & Accr. exp.	(95,429)	67,610

Net Cash provided by (used in) Operating Activities	(25,164)	(1,007,411)

INVESTING ACTIVITIES:
Cash received from insurance settlement	-0-	338,442
Investment in Patents & related	(53,672)	-0-
Property, Plant & Equipment	(24,147)	(115,894)

Net Cash (used) by Investing Activities	(77,819)	222,548

FINANCING ACTIVITIES:
Net proceeds — revolving loan	376,704	717,122
Payments on capital leases	(46,761)	(44,090)
Net increase in notes payable	-0-	261,754
Payment of notes & loan payable	(111,491)	(141,280)
Due to related parties	(5,898)	(13,885)

Net Cash Used for Financing Activities	212,554	779,621

NET INCREASE (DECREASE) IN CASH	$109,571	$(5,242)

Cash — Beginning of Period	23,500	55,326

Cash — End of Period	$133,071	$50,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$113,596	$86,757
Income Taxes Paid	$-0-	$-0-

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

Note D — Net Income (Loss) Per Share

The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three and nine months ended July 31, 2003 and 2002, the Company when reporting a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

International	$564,204	$552,498	$2,238,820	$1,687,345
Domestic	384,492	223,810	911,593	459,006

Total Net Sales	$948,696	$776,308	$3,150,414	$2,146,351

Note F — Equity

In April 2003 the Company issued 98,000 shares of common stock at a cost of $11,760. The shares where issued to Directors for 2002 services, an officer as a part of a promotion and to clinicians for services rendered.

In June 2003 the Company issued 221,000 shares of common stock at a cost of $33,150. 200,000 of the shares where issued to two individuals as a part of certain targets having been achieved as relates to the acquisition of Orthogen Corporation a wholly owned subsidiary acquired in 2000. The balance of the shares or 21,000 where issued to clinicians for services rendered to the company.

Note G — Stock Options

The Company adopted the 2003 Stock Option Plan during its second quarter of this year. It authorized the Company to issue 2,500,000 shares of common stock under this plan. During the third quarter ended July 31, 2003, the Company issued added Stock Options totaling 20,000 to an employee as called for under his employment agreement.

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

A summary of the stock options issued as of July 31, 2003, is presented below:

		Weighted Average
	Number of Options	Exercise Price

Stock Options
Balance at beginning of period	1,135,000	$.34
Granted	1,822,000	.13
Exercised	—	—
Expired	—	—

Balance at end of period	2,957,000	$.22

Options exercisable at end of period	1,135,000	$.34

The following table summarizes information about stock options at July 31, 2003:

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	July 31, 2003	Contractual Life	Exercise Price	July 31, 2003	Exercise Price

$.05	70,000	8.69	$.05	30,000	$.05
.10	100,000	4.92	.10	100,000	.10
.12	246,000	9.92	.12	—	.12
.13	1,546,000	9.92	.13	—	.13
.25	805,000	3.93	.25	805,000	.25
.75	100,000	1.79	.75	100,000	.75
3.00	100,000	1.69	3.00	100,000	3.00

	$2,957,000	4.12	$.34	1,135,000	$.34

Stock Warrants. During 1998, the Company issued warrants to purchase an aggregate of 20,000 shares of the Company’s common stock to two consultants. The warrants are exercisable between October 25, 1998 and September 30, 2003 at an exercise price of $0.10 per share. As of July 31, 2003, none of these warrants have been exercised.

Note H — Legal Matters

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note I — Liquidity

During the nine months ended July 31, 2003, the Company incurred a negative cash flow from operating activities of $25,164 and net loss of $91,227, an improvement over same prior year period. As of July 31, 2003 the Company had an accumulated deficit of $907,437, positive working capital of $468,709, and positive stockholders’ equity of $1,602,086. As of July 31, 2003, the Company had $133,071 in cash, $770,780 in net accounts receivable, and $1,919,361 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $362,251, revolving loans payable of $1,626,703, and notes and loans payable — current of $336,334 (of which $128,330 relates to debtors that are unable to be located, under the Chapter XI bankruptcy settlement dated February 12, 1997). (also see MD&A section titled “Liquidity and Capital Resources” on page 11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three and nine months ended July 31, 2003 and 2002 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three and nine months ended July 31, 2003 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 MONTHS 2003 VS 3 MONTHS 2002)

Volume. Net sales (revenues) for the quarter increased by 20% over the comparable prior year quarter. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 72% and the international market by 2% over the comparable prior year quarter. The growth of the domestic market was due to an improved sales effort. International sales were flat due to shut-downs for summer slow downs.

Cost of Goods Sold. Cost of goods sold decreased by 32% over the comparable prior year quarter. Prior year period reflected product give-away and promotional efforts implemented as the Company pushed to develop the domestic market.

Gross Profit. Gross profit for the period increased by 76% over the comparable prior year quarter, and gross margin percentage remained approximately the same after adjusting for the prior year period promotional efforts detailed above.

Selling Expenses. Selling expenses reflect a decrease over the comparable prior year quarter of 12%. The decrease is attributable to no hire expenses having been incurred for the quarter over the same prior year period and lower overall sales costs incurred. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses. Administrative and general expenses increased by 1% over the comparable prior year quarter, but represented a lower percent of net sales over the comparable prior year period. These increased expenses are attributable to the continued market development, substantial increases in insurance and accounting costs, freight and royalty expenses as sales increase, and marketing and advertising literature development.

Operating Income. Results from operations totaled $25,678 compared to a loss of $296,620 for the same prior year quarter or an improvement of 109%. The improved results are a direct result of increased revenues and cost controls in place.

Other Income/Expenses. Overall other income and expenses increased to a loss of $68,340 from a loss of $53,273 for the comparable prior year period. The cost increase is due to stock costs having been incurred and the amortization of option expenses. Net grant activity for the quarter (income net of expenses) was positive, was realized for grants received for specific research being completed, and any gain is limited to administration costs with the remaining funds being utilized for future costs to be incurred. Interest expense increased by 57% over the comparable prior year quarter, and was a result of higher debt outstanding and an increase in the revolving debt charged.

Net Loss. Net loss for the quarter was $42,661 compared to a loss of $349,893 for the comparable prior year quarter or an 88% improvement. The improved results are due to the continued gain in sales and expense controls in place.

RESULTS OF OPERATION (9 MONTHS 2003 VS 9 MONTHS 2002)

Volume. Net sales (revenues) for the nine months ending July 31, 2003, increased by 45% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 99% and the international market by 33% over the comparable periods. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold. Cost of goods sold for the nine months increased by 30% over the comparable prior year period. The resulting increase is due to increased sales in 2003. Increased sales resulted in increased production and in turn a reduction in the cost of goods to net sales; the percent of cost of goods was reduced by 3 points or 9% from the same last year period.

Gross Profit. Gross profit for the nine month period increased by 53% over the comparable prior year period, and the related gross margin percentage increased from 66% to 69%. The improved results is a direct result of sales growth achieved and related reductions in cost of goods realized due to increased production requirements to meet demand.

Selling Expenses. Selling expenses reflect a decrease over the comparable prior year period of 6%. The decrease is attributable to no hire expenses having been incurred nine months year-to-date over the same prior year period. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses. Administrative and general expenses increased by 9% over the comparable prior year nine month period. The results achieved represents’ a lower percent of net sales over the comparable prior year period. The increased expenses are attributed to continued market development, substantial increases in insurance and accounting costs, freight and royalty expenses as sales increase, and marketing and advertising literature development.

Operating Income. Results from operations totaled a loss of $29,914 compared to a loss of $741,659 for the same prior year period or an improvement of 96%. The improved results achieved are a direct result of increased revenues realized and cost controls in place. Losses realized are mitigated as sales efforts continue to improve. The Company anticipates to generate increased revenues as marketing efforts and sales staff hire are implemented.

Other Income/Expenses. Overall other income and expenses decreased to a loss of $61,313 from a loss of $149,074. Other expense has been reduced due to limited stock costs having been incurred for financing or outside activities for the nine month period. Net grant activity for the period (income net of expenses) was positive, was realized for grants received for specific research being completed, and any gain is limited to administration costs with the remaining funds being utilized for future costs to be incurred. Interest expense increased by 31% over the comparable prior year period, and the higher results was due to higher debt outstanding.

Net Loss. Net loss for the nine months was $91,227 compared to a loss of $890,733 for the comparable prior year period or a 90% improvement. The improved results are due to the continued gain in sales, market penetration and expense controls in place.

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

In an effort to increase sales, the Company has increased its sales force throughout 2002. The increase in the sales force has improved sales for the first nine months of 2003 over the comparable period prior year by 45%. The increase in the domestic sales force has improved sales by over 99% for the three quarters ended July 31, 2003. Additionally, due to ever changing economic conditions (weak US$, improved European and Asian market conditions) the international sales realized have also improved considerably. International sales for the three quarters ending July 31, 2003, increased by 33%.

As reflected in the accompanying financial statements and as of July 31, 2003, the Company had an accumulative deficit of $907,437, a net loss from operations of $29,914 and a net cash outflow from operating activities of $25,164, an improvement over the comparable period prior year. The improved results are positive but if not maintained can impact the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company had no material capital expenditure commitments at July 31, 2003.

OUTLOOK

Revenues achieved for the nine months ended July 31, 2003, was below budget by 1%. Net income objectives for the nine months ended July 31, 2003, still resulted in a net loss and was only $21k greater than budgeted Management expects to be at break-even or be profitable for the year. Additionally, the introduction of the “state-of-the-art” Laser-Lok Implant by middle of the next quarter is expected to dramatically increase the Company’s recognition, market presence and growth potential.

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

PART II.

Item 6. Exhibits, List and Reports on Form 8-K

     (a)  Exhibits

Exhibit #	Description

3.1	Articles of Incorporation *
3.2	By-Laws *
Amendment to By-Laws *
5	Opinion re legality *
21	Subsidiaries of Registrant included in the Consolidated Financial Statements of the Issuer are:

Incorporation
Name of entity	State or Cntry

Orthogen Corporation	New Jersey
Micro-Lok Mexico S.A.CE C.V.	Mexico DF
Bio-Lok Chile S.A.	Chile
Bio-Lok Int’l. Pty. Inc.	Australia

31.1	Certification of Bruce L. Hollander Section 302
31.2	Certification of Ingo K. Kozak Section 302
32.1	Certification of Bruce L. Hollander pursuant to Section 906
32.2	Certification of Ingo K. Kozak pursuant to Section 906

*	Filed previously

     (b) Reports on Form 8-K filed originally May 15, 2003, with a revised filing issued May 20, 2003, detailing change of Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: September 12, 2003	By: /s/ Bruce L. Hollander Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date: September 12, 2003

/s/ Ingo K. Kozak Ingo K. Kozak	VP — Finance, CFO, Secretary and Director	Date: September 12, 2003