Form 10KSB
period 2003-10-31
BIO LOK INTERNATIONAL INC
filed 2004-02-13
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ended October 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from                  to

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.

(Name of small business issuer in its charter)

DELAWARE	65-0317138

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (954) 698-9998

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [   ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer’s revenues for its most recent fiscal year: $4,288,013

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: October 31, 2003, $751,398.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [   ] YES [   ] NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 31, 2003, the Registrant had 7,153,701 Common Stock shares outstanding, at a par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): [   ] Yes [X] No

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bio-Lok International Inc. (hereinafter “BioLok” or the “Company”) via predecessor entities and management has been involved in the design, development and manufacture of dental products for over 16 years. The Company was originally established in 1988 as Colfax, Inc.

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

Products, services and markets

The dental products Bio-Lok manufactures and markets consists of the following key products:

     (a)  Hex Top Implants

- 3.45 mm Platform	-	Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;
-	Micro-Lok Screw Implant 3.45mm body to head;
-	Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;

- 4.00 mm Platform	-	Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;
-	Micro-Lok Screw Implant 3.75mm body to 4.00mm head;
-	Micro-Lok Screw Implant 4.00mm body to 4.00mm head;
-	Micro-Lok Cylinder Implant 3.3mm body to 4.00mm head;
-	Micro-Lok Cylinder Implant 4.0mm body to 4.00mm head;

- 5.00 mm Platform	-	Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;
-	Micro-Lok Screw Implant 4.75mm body to 5.0mm head then cuff back to 4.0mm;
-	Micro-Lok Screw Implant 4.75mm body to 5.0mm head;
-	Micro-Lok Cylinder Implant 5.0mm body to 5.0mm head;

- 6.50 mm Platform	-	Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

     (b)  “IC” – Internal Connection Implants (NEW)

- 3.45 mm Platform	-	Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

- 4.00 mm Platform	-	Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

- 5.00 mm Platform	-	Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

- 6.50 mm Platform	-	Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

     (c)  Armamentarium, Tools and Devices

-	an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis; including a new Tapered Chimney Abutment, a Ceramic Abutment (cylinder style);

-	all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;

-	a large selection of four(4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counter bores;

     (d)  Other products marketed and sold on a resale basis:

-	Mem-Lok™ Collagen Resorbable Membrane

-	SurgiPlaster Calcium Sulphate 9.5 gm.

-	Surgical motors and handpieces

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

As of October 31, 2003, the Company has contracts outstanding with over 15 Distributors, has set up three (3) majority owned subsidiaries and is continually engaged in soliciting and establishing added international relationships.

Competition

The Company’s competition consists of a number of entities - approximately 10 primary competitors. The major competitors are Nobel Biocare, Zimmer Dental (previously Centerpulse), BioMed Inc. - Implant Innovations Inc. (3I), Dentsply – Friedent and its Frialit implant, Lifecore Biomedical, Sterngold, Straumann – ITI implant, and other smaller implant companies. To compete and overcome the competitor(s)’ advantages in the marketplace, Bio-Lok offers to the market a product line designed and manufactured in-house: a product line which represents “State of the Art” based on today’s technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and other features which provide strength and fit to the product line. Due to these factors, Bio-Lok anticipates being able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.

Raw Materials

The material used in manufacturing the dental products is medical grade titanium alloy (ASTM F1472 Rev: 02 [Ti 6AL4V]), gold alloy and stainless steel. Titanium is inert to body tissue and bone and is an alloy which has the unique ability to form a permanent biological bond with living tissue after being placed. Research in the use of ceramic and other materials is underway, particularly for use as an abutment.

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

The Company owns a number of patents. These patents were obtained by, or have been transferred and assigned to, the Company. The Company has been granted a total of twenty one (21) patents and has eight (8) patents pending.

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

Research and Development

Product research is being done continually on the existing product line. New ideas and concepts relating to dental implantology are continually being evaluated. New products will be and are being brought to market as clinical evaluations, studies and testing are completed, and FDA registration, if required or necessary, is obtained.

Product currently under final evaluation, trials and testing is the laser-machined implant – “Laser-LokTM.” The new implants are expected to be brought to market with FDA registration by early 2004. The implant collar of the current Silhouette Implant has been redesigned and laser-machined to enhance bone and tissue attachment. The improved implant should reduce bone loss and lessen periodontal problems.

Other research is in the process of being completed utilizing the laser machining technology applied to dental implants, along with other product to be brought to market in 2004 and later. The laser machining applied to the dental implant collar and identified as “Laser-Lok” has many applications to other products and materials for the management of tissue.

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

Reports to Security Holders

The Company has filed all requisite reports with the SEC. Reports filed for the years 2003 and 2002 are on Forms 10-QSB, 10-KSB, S-8 and 8-K.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive office and manufacturing facility is located in Deerfield Beach, Florida. The facility is considered to be in good condition, fully utilized, and consists of 7,690 sq. ft. of leased plant and offices. Added space is in the process of being negotiated to add 5,500 sp. ft. of space at the Deerfield Beach location.

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

ITEM 3. LEGAL PROCEEDINGS        No legal proceedings exist.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 2003 was the election of Directors, the appointment of the independent Auditor and approval of the 2003 Stock Plan at an annual stockholders meeting held on April 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has been trading on the NASD OTC Electronic Bulletin Board under the symbol “BLLI” since May 2000.

The following table sets forth the quarterly high and low bid prices of the Company’s common stock for the fiscal years ended October 31, 2001 to 2003, as reported on the OTC Bulleting Board. Such quotes do not necessarily reflect actual transactions or value since the stock is thinly traded.

	BID PRICES

	HIGH	LOW

Quarter Ended October 31, 2001	$0.30	$0.23
Quarter Ended January 31, 2002	$0.45	$0.45
Quarter Ended April 30, 2002	$0.48	$0.20
Quarter Ended July 31, 2002	$0.60	$0.60
Quarter Ended October 31, 2002	$0.23	$0.17
Quarter Ended January 31, 2003	$0.30	$0.30
Quarter Ended April 30, 2003	$0.24	$0.10
Quarter Ended July 31, 2003	$0.25	$0.19
Quarter Ended October 31, 2003	$0.32	$0.25

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company understands that eight member firms currently act as market makers for the Company’s common stock.

The Company has only one class of common stock which is publicly-traded. As of October 31, 2003, there were approximately 604 shareholders of record of the Company’s common stock issued and outstanding. A number of these shares are held in “street” name and may, therefore, be held by several beneficial owners.

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

During the fiscal year ending October 31, 2002, 577,794 shares of common stock were issued for services and 401(k) company matching contribution valued at an aggregate amount of $147,625; and, 17,327 shares of treasury stock were acquired in lieu of an account receivable on the books for $7,277 (no gain or loss was recognized since the A/R was settled at the trading price of the stock on the date of acquisition).

During the fiscal year ending October 31, 2003, 490,549 shares of common stock were issued for services and 401(k) company matching contribution valued at an aggregate amount of $75,992.

As of October 31, 2003, there where 20,000,000 shares of common stock authorized and 7,153,701 shares of common stock issued and outstanding; and 500,000 shares of Preferred Stock authorized and none outstanding.

Dividends

The Company paid no dividends during the fiscal year ended October 31, 2003. The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company’s earnings, its capital requirements and its financial condition, as well as other relevant factors.

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

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

	Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities reflected
	and rights (1)	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,812,000	$0.1300	-0-
Equity compensation plans not approved by security holders	1,535,000	$0.3360	-0-

Total	3,347,000	$0.3360	-0-

(1)  See Note 13 to the Consolidated Financial Statements for information with respect to the identity of option holders and the terms of their options.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere herein. The information that follows includes results for the fiscal years ended October 31, 2003 and 2002.

Sales and Profits. [2003 vs. 2002] Net revenues for 2003 increased by $1,386,180, or approximately 48%, over prior year results. The increase was due to gains in both the domestic and international markets. The domestic market grew by 74% while international grew by 40%. The domestic market is expected to continue grow at over 50% while the international market is expected to expand and grow at over 30% due to the potential addition of new distributors.

Gross margins on net sales decreased from 64% in 2002 to 63% in 2003. The decrease was due to the continued development of new products – tapered chimney abutment, laser-lok implants, scalpels, and etc.

Selling expenses for the year decreased by $49,524 or 4%, from prior year results. The decreased costs incurred are attributed to lower payroll costs incurred. These costs are expected to increase as management continues to develop the domestic market and expand its international presence. During 2004, individuals will be added to the domestic staff, and internationally added distributors are anticipated to be brought on-line in Europe, South and Central America, and Asia.

General and administrative expenses increased by $93,995, or 7%, over prior year results. The increased costs incurred are a direct result of the domestic market growth and development support. Expenses are anticipated to continue to increase as the business grows and objectives are met.

Income from operations increased by $798,282, from a loss of $763,700 in 2002 to a gain of $34,582 in 2003. The increased results are a direct result of management electing stop hiring a domestic sales staff for a period of time. The development of the domestic market will continue over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

Other income increased in 2003 by $145,586 over prior year results. The increase realized was for recovery of administrative and personnel costs realized for NIH Grant.

Interest expenses totaled $149,745 in 2003 compared to $104,519 in 2002, reflecting greater borrowings outstanding for 2003 and an increase in the interest rate for the revolving loan from 1% to 2% over the prime rate..

In 2003, the Company incurred only $16,533 of other expenses compared to $126,284 in 2002. The costs incurred reflected expenses incurred and common stock issued to third parties for services rendered to the Company.

Other gains realized consist of added funds obtained in 2002 for the machine fire in 2001, which resulted in a non-taxable gain of over $1 million in 2001.

The Company’s net income for the year totaled $9,304, compared to net loss of $939,077 in the prior year.

In 2003, the Company had a net income per common share of $.0014 compared to a loss of $.14 per share in 2002 based on 6,820,355 and 6,493,904 average number of shares outstanding, respectively. In 2003, incremental shares relating to stock options was $.0011 and anti-dilutive for 2002.

Liquidity and Capital Resources. On March 26, 2003, the Company replaced its $1,500,000 asset-based credit facility with a working capital line of credit of $2,000,000 utilizing CommerceBank NA at an interest rate 2% above the Prime Rate. This new facility is secured by substantially all of the Company’s assets. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. commits to issue a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivable. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets. As of December 31, 2003, the current line has been extended to April 29, 2004, to permit the Bank to process a renewal and increase of the line to 2,500,000.

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio increased to 1.23 on October 31, 2003, from 1.18 on October 31, 2002, due to sales growth. During 2003, the Company’s revolving loan payable increased by $515,703 and this increase was due to the domestic market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to increase in fiscal year 2004.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force since 2002. The management plan has improved sales by 48% for the fiscal year 2003. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2004 while maintaining the same level of selling and administrative expenses incurred during fiscal year 2003. The Company has enough machine capacity in the short-run but anticipates leasing added equipment in the near future.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company had no material capital expenditure commitments at October 31, 2003.

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

Outlook for fiscal year 2004. The development of the market was resumed in 2002 after management hired a number of domestic marketing individuals. Due to increase in staff and market growth in 2003, net income in 2003 returned to a positive mode and management as it continues to build the marketing and sales expects it to achieve a break-even or be marginally profitable in 2004.. Additionally, the introduction of the “state-of-the-art” Laser-Lok Implant is expected to dramatically increase the Company’s recognition, market presence and growth potential.

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

BIO-LOK INTERNATIONAL INC.

October 31,
2003

Balance Sheet:
Current assets	$2,995,476
Property and Equipment, Net	1,126,834
Other assets	290,261
Total Assets	4,412,571
Current liabilities	2,594,232
Non-current liabilities	47,531
Stockholders’ Equity	1,770,808

	YEAR ENDED

	Oct. 31,	Oct. 31,
	2003	2002

Income Statement:
Net Sales	$4,288,013	$2,901,833
Gross Profit	2,707,354	1,864,601
Sales Expense	1,190,596	1,240,120
General & Admin. Exp	1,540,254	1,388,181
(Loss) Income from Operations	(23,496)	(763,700)
Other (Exp)/Inc	32,800	(175,377)
Net (loss) income	9,304	(939,077)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants on accounting and financial disclosures exist for the years ended October 31, 2003 and 2002.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of Bio-Lok hold offices for either one (1) or two (2) year terms. Terms are set each year as Directors are nominated and subsequently elected at the Company’s Annual Meeting of Shareholders, last held on April 30, 2003.

Directors and Executive Officers

The following is a list of the names and ages of all Board of Directors and Executive Officers of the Company, their positions and offices held by each such person, and each such person’s principal occupation(s) or employment(s) during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company scheduled for April 28, 2004.

Positions and Offices Held and Principal
Occupations or Employment During
Name and Age	Past Five Year

Bruce L. Hollander (65)	Chairman of the Board, CEO and President; with the Company since December 1995; Director since 1995; present term as Director expires 2005;

Ingo K. Kozak (62)	Director, CFO and VP-Finance & Administration; with the Company since February 1994; Director since February 1995; present term as Director expires 2005;

Neil H. Smith (62)	Director; retired and past Co-Chairman & CFO of Express Shade, Inc.; Director since 1996; present term as Director expires 2004;

Harold Weisman, Esq. (70)	Director; Attorney at Law, Delray Beach, FL; Director since 1996; present term as Director expires 2004.

Patricio Nilo (40)	Vice President Sales and Marketing; with the Company since May 1995; previously Director of International Sales & Marketing.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation attributable to the CEO, CFO and VP of the Company for the fiscal years 2003, 2002 and 2001:

					Long-Term Compensation

	Annual Compensation				Awards		Payouts

						Securities
					Restricted	underlying
				Other Annual	Stock	options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards(s)	SARs	Payouts	Compensation
principal position(s)	Year	($)	($)	($)	($)	(#)	($)	($)

Hollander, Bruce L.	2003	150,000	20,000	-0-	-0-	-0-	-0-	-0-
President and CEO	2002	150,000	15,000	-0-	-0-	100,000	-0-	-0-
	2001	150,000	15,000	-0-	-0-	50,000	-0-	-0-
Kozak, Ingo K.	2003	105,000	15,000	-0-	-0-	-0-	-0-	-0-
VP-Finance & Admin.,	2002	100,000	10,000	-0-	-0-	70,000	-0-	-0-
CFO and Secretary	2001	95,000	15,000	-0-	-0-	30,000	-0-	-0-
Nilo, Patricio	2003	95,000	10,500	-0-	20,000	50,000	-0-	-0-
VP-Sales & Marketing

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

NONE

Security Ownership of Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned by the CEO and by all Directors and Officers of the Company as a group on October 31, 2003, unless otherwise indicated in footnotes. Each person and member of the group has sole voting and investment power with respect to the shares shown:

	Beneficial
Name and Office	Shares owned			Percent

Hollander, Bruce L. (Director, CEO and President)	3,612,052	(a	)	33.7
Kozak, Ingo K. (Director, CFO and VP-Finance & Admin.)	1,287,252	(b	)	12.0
Alexander, Harold (Director and President of Orthogen)	525,233	(c	)	4.9
Smith, Neil H. (Director)	108,000	(d	)	1.1
Weisman, Harold (Director)	100,000	(e	)	0.9
Nilo, Patricio A. (VP-Sales and Marketing)	328,180	(f	)	3.1
All Directors and Officers of the Company	5,960,717	(g	)	55.5
Total Common Stock Shares outstanding at October 31, 2003	7,153,701
Total Common Stock Shares and Options outstanding at October 31, 2003	10,732,518
Total Common Stock Shares authorized	20,000,000
Total Preferred Stock Shares authorized	500,000

(a)	Includes 400,000 of Options granted in 2000 and 1,170,000 of Options granted in 2003 under a Stock Option Plan

(b)	Includes 200,000 of Options granted in 2000 and 376,000 of Options granted in 2003 under a Stock Option Plan

(c)	Includes 200,000 of Options granted in 2000 as a part of the acquisition of Orthogen Corporation and 20,000 of Options granted in 2003 under a Stock Option Plan

(d)	Includes 20,000 of Options granted in 2003 under a Stock Option Plan

(e)	Includes 20,000 of Options granted in 2003 under a Stock Option Plan

(f)	Includes 100,000 of Options granted in 2000 and 80,000 of Options granted in 2003 under a Stock Option Plan

(g)	Includes a total of 2,586,000 of Options

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

No other contracts had been entered into and were outstanding as of October 31, 2003.

Management from time-to-time utilizes their personal credit cards for the purchase of goods and services. (See Note 8, “Related Parties,” of the Consolidated Financial Statements attached hereto for added detail.)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *

3.2	By-Laws* Amendment to By-Laws*

5	Opinion re legality *

21	Subsidiaries of the Registrant included in the Consolidated Financial Statements of the Issuer are:

	Incorporation	Organization
Name of entity	State or Cntry	type

Orthogen Corporation	New Jersey	research & development
Micro-Lok Mexico S.A. DE C.V.	Mexico DF	sales & marketing
Micro-Lok Chile S.A.	Chile	sales & marketing
Bio-Lok Int’l. Pty. Inc.	Australia	sales & marketing

*	Filed previously

(b)	Reports on FORM 8-K NEW AUDITORS

ITEM 14. CONTROLS AND PROCEDURES

Controls already implemented are the appointment of an Audit Committee of the Board of Directors, with all members of the Audit Committee being outside individuals. The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the Company’s public accounting auditors.

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

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: February 2, 2004	By	/s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander	President, CEO and Director	Date: February 2, 2004

Bruce L Hollander

/s/ Ingo K. Kozak	VP – Finance & Admin., CFO and Director	Date: February 2, 2004

Ingo K. Kozak

BIO-LOK INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2003 AND 2002

CONTENTS

PAGE	F – 1 – F -2	INDEPENDENT AUDITORS’ REPORTS
PAGE	F – 3	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2003
PAGE	F – 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
PAGE	F – 5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
PAGES	F-6 – F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002
PAGES	F-8 – F-25	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2003

Michael I. Daszkal, CPA, P.A.	2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.	Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.	t: 561.367.1040
Michael S. Kridel, CPA, P.A.	f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.	www.daszkalbolton.com
Patrick D. Heyn, CPA, P.A.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bio-Lok International, Inc. and Subsidiaries (the “Company”) as of October 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the year ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DASZKAL BOLTON LLP

Boca Raton, Florida
February 10, 2004

Member of American Institute of Certified Public Accountants – SEC and Private Companies Practice Sections	Member	Affiliated Offices Worldwide

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operation, changes in stockholders’ equity and cash flows for the year ended October 31, 2002 of Bio-Lok International Inc. and Subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Bio-Lok International, Inc. and Subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 26, 2003

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2003

2003

ASSETS
CURRENT ASSETS
Cash	$40,852
Accounts receivable, net	1,001,525
Inventory	1,879,505
Prepaid expenses and other current assets	73,594

Total Current Assets	2,995,476

PROPERTY AND EQUIPMENT – NET	1,126,834

OTHER ASSETS
Patents, net	115,144
Inventory	159,816
Deposits and other assets	15,301

Total Other Assets	290,261

TOTAL ASSETS	$4,412,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving loans payable	$1,765,704
Notes and loans payable	407,343
Capital lease obligations – current portion	66,069
Accounts payable	119,296
Accrued expenses and other payable	233,526
Due to stockholders	2,294

Total Current Liabilities	2,594,232

LONG-TERM LIABILITIES
Capital lease obligations – non-current	47,531

Total Long-Term Liabilities	47,531

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.75 par value, 500,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,663,152 shares issued and outstanding	71,536
Additional paid-in capital	2,513,455
Accumulated deficit	(806,906)
Treasury stock (17,327 common shares), at cost	(7,277)

Total Stockholders’ Equity	1,770,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,412,571

See accompanying notes to the consolidated financial statements.

	2003	2002

SALES – NET	$4,288,013	$2,901,833
COST OF SALES	1,580,659	1,037,232

GROSS PROFIT	2,707,354	1,864,601

OPERATING EXPENSES
Selling expenses	1,190,596	1,240,120
General and administrative expenses	1,540,254	1,388,181

Total Operating Expenses	2,730,850	2,628,301

(LOSS) INCOME FROM OPERATIONS	(23,496)	(763,700)

OTHER (EXPENSE) INCOME
Other income	182,661	37,075
Interest expense	(149,745)	(104,519)
Other expense	(116)	(126,284)
Gain from involuntary conversion of fixed assets	—	18,351

Total Other (Expense) Income	32,800	(175,377)

NET INCOME (LOSS)	$9,304	$(939,077)

Net income (loss) per common share:
Basic	$.00	$(.14)

Diluted	$.00	$(.14)

Weighted average number of shares outstanding during the period:
Basic	6,820,355	6,493,904

Diluted	8,355,355	6,493,904

See accompanying notes to the consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

							Retained
						Additional	Earnings
	Preferred Stock			Common Stock		Paid-In	(Accumulated	Treasury
	Stock	Amount		Stock	Amount	Capital	Deficit)	Stock	Total

Balance, October 31, 2001	—		$—	6,085,358	$60,854	$2,221,586	$122,867	$—	$2,405,307
Issuance of stock for services	—		—	381,000	3,810	66,990	—	—	70,800
Issuance of common stock
– 401(k) Plan for 2000	—		—	12,541	126	9,280	—	—	9,406
– 401(k) Plan for 2001	—		—	36,420	364	33,871	—	—	34,235
Issuance of common stock for sign-on bonuses	—		—	117,500	1,175	22,009	—	—	23,184
Issuance of common stock to an employee as bonus	—		—	30,333	303	9,697	—	—	10,000
Treasury stock acquired	—		—	—	—	—	—	-7,277	-7,277
Stock Option amortization - issued for services	—		—	—	—	16,897	—	—	16,897
Net loss, 2002	—		—	—	—	—	-939,077	—	-939,077

Balance October 31, 2002	—		$—	6,663,152	$66,632	$2,380,330	$-816,210	$-7,277	$1,623,475
Issuance of shares for services				90,000	900	16,300			17,200
Issuance of shares for services				54,000	540	7,370			7,910
Issuance of shares per employment & consulting agreement				200,000	2,000	28,000			30,000
Issuance of common stock per - 401(k) Plan for 2002				116,549	1,165	16,317			17,482
Issuance of shares - promotion				20,000	200	2,200			2,400
Issuance of shares for exercise of Purchase Warrant Option				10,000	100	900			1,000
Stock Option amortization – issued for services						62,037			62,037
Net Income 2003							9,304		9,304

Balance – October 31, 2003		$		7,153,701	$71,537	$2,513,454	$-806,906	$-7,277	$1,770,808

See accompanying notes to the consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$9,304	$(939,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	147,672	150,903
Provision for doubtful accounts – net of recoveries	(20,933)	13,168
Issuance of common stock for services	75,992	121,025
Amortization of stock options for services	62,037	16,897
Gain from involuntary conversion	—	(18,351)
Changes in operating assets and liabilities:
Accounts receivable	(172,687)	4,970
Inventory	(120,388)	(594,000)
Prepaid expenses and other current assets	(32,118)	53,315
Deposits and other assets	3,101	(1,913)
Accounts payable and accrued expenses	(100,563)	101,846
Due to stockholders	(7,899)	(30,116)

Net Cash Used In Operating Activities	(156,482)	(1,121,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,446)	(118,812)
Proceeds received from insurance settlement	—	356,793
Proceeds used to acquire patents	(75,310)	(47,306)

Net Cash (Used In) Provided by Investing Activities	(109,756)	190,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(62,199)	(59,329)
Payment of notes and loans payable	(169,914)	(67,961)
Proceeds from notes and loans payable	—	300,000
Proceeds from revolving loans payable, net	515,703	726,122

Net Cash Provided by Financing Activities	283,590	898,832

NET INCREASE (DECREASE) IN CASH	17,352	(31,826)
CASH - BEGINNING OF YEAR	23,500	55,326

CASH - END OF YEAR	$40,852	$23,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$149,745	$104,519

Cash paid during the year for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During 2002 an additional gain of $18,351 was recognized as other income for the fire that occurred in 2001.

During 2002, 17,327 treasury stock shares were obtained in exchange for $7,277 of accounts receivable owed from a customer that was also a stockholder.

At October 31, 2003, the Company had accrued $18,900 for a matching contribution to its 401(k) plan for 2003. During 2003, the Company settled its 2002 accrual by issuing 116,549 shares of its common stock under the plan.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Description of Business

Bio-Lok International, Inc. (Bio-Lok or the “Company”) manufactures and distributes the “Bio-Lok Precision Dental Implant System.” The Company holds several patents and its products are sold internationally and domestically. Domestic marketing and sales are direct to clinicians and institutions, and internationally via Distributors to clinicians and institutions. The Company’s products are subject to various United States and international regulatory laws that restrict their sale to licensed medical practitioners and distributors. The Company manufactures its products in a Federal Drug Administration (FDA) registered facility, and is ISO 9001 and Annex II Certified. The Company guarantees and warrants its products, subject to certain restrictions and requirements. As a result of minimal returns, the Company does not maintain any reserve for product warranties.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries (Micro-Lok Mexico S.A. and Bio-Lok Int’l. Pty. Inc.), and Micro-Lok Chile, S.A., which is 51% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Foreign currency translation gains or losses arising from the consolidation are not recorded as they are deemed to be immaterial to the financial statements as a whole since the subsidiaries have minimal activities.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

(F) Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory, which is not expected to be sold in one year, is classified as long term.

Finished goods inventory consists of a wide variety of products for sale to satisfy a market that requires specific types and sizes of products for specialized surgical applications and immediate order fulfillment. No back-orders are maintained, generally product ordered is shipped the same day for domestic accounts and within 3 days for international accounts.

(G) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (five to twelve years). Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred. In July 2001, a majority of the Company’s manufacturing equipment was destroyed in a fire for which the Company was insured for “replacement value” (See Note 16).

(H) Patents

The Company accounts for product and process patents by capitalizing the costs associated with registration of the patent and other unrecovered costs of a successful legal suit. Patents are amortized over the lesser of 20 years or the estimated useful life of the patented product or process.

(I) Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses, including promotional expenses, for the year ended October 31, 2003 and 2002 was $40,809 and $101,868, respectively.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

costs to sell. (See Recent Accounting Pronouncements (S) SFAS 121 will be replaced by SFAS 144 effective for the fiscal year beginning after December 15, 2001.)

(K) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $184,641 and $358,557 in fiscal years 2003 and 2002, respectively.

(L) Stock Options and Warrants

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

(M) Treasury Stock

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital. During the year ended October 31, 2002, the Company acquired 17,327 shares of its common stock in exchange for satisfaction of $7,277 in accounts receivable. No gain or loss was recognized. No treasury shares have been reissued as of October 31, 2003.

(N) Revenue Recognition

The Company recognizes revenues when goods are shipped.

(O) Per Share Data

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, (“SFAS 128”). Diluted net income per common share is computed based on the assumed exercise of stock options and warrants, if dilutive.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

The following represents reconciliation from basic to diluted earnings per share:

	2003	2002

Numerator:
Income (loss) to common shareholders	$9,304	$(939,077)

Denominator:
Weighted average common shares outstanding	6,820,355	6,493,904
Assumed exercise of stock options	1,535,000	—

Diluted weighted average common shares outstanding	8,355,355	6,493,904

Basic earnings (loss) per common share	$—	$(.14)

Diluted earnings (loss) per common share	$—	$(.14)

Options to purchase 1,535,000 and 1,705,000 shares of common stock at prices between $.05 and $3.00 per share were outstanding at October 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share for 2002 because they are antidilutive.

(P) Fair Value of Financial Instruments

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

(Q) Segment Accounting

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
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

(R) Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS N0. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends Statement No. 133 to clarify the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments for with Characteristics of both liabilities and equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers’ classification and measurements of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily reemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

On January 17, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities “VIE”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.

Management does not expect the impact from these pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable as of October 31, 2003:

Accounts receivable, gross	$1,047,394
Less: Allowance for doubtful accounts	45,869

Accounts receivable, net	$1,001,525

The Company maintains an allowance for doubtful accounts based on management’s analysis of historical customer collections and risk (See Note 14).

NOTE 3	INVENTORY

Inventory consisted of the following as of October 31, 2003:

Raw materials	$21,410
Tooling	1,936
Work in process	634,424
Finished goods	1,381,551

2,039,321
Less: Inventory classified as long-term	159,816

Total current inventory	$1,879,505

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2003:

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

Office equipment	$94,931
Machinery and equipment	681,927
Capital leases	541,675
Computer equipment	199,458
Leasehold improvements	65,101

1,583,092
Less accumulated depreciation	456,258

$1,126,834

Depreciation expense for the years ended October 31, 2003 and 2002 was $141,546 and $149,557, respectively.

NOTE 5	PATENTS

Patent expenses for attorneys’ fees and related registration costs and other unrecovered costs of a successful legal suit consisted of the following as of October 31, 2003:

Patents	$122,616
Less: accumulated amortization expense	7,472

$115,144

Amortization expense on patents for the year ended October 31, 2003 and 2002 totaled $6,126 and $1,346, respectively.

NOTE 6	REVOLVING LOANS PAYABLE

The following schedule reflects revolving loans payable as of October 31, 2003:

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which effective March 26, 2003 was increased to $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the revolving loan is guaranteed by the EximBank. The interest rate is the prime rate in effect plus 2.0%. At October 31, 2003, the effective rate was 6.00%. Currently, the loan has been extended to April 29, 2004, then the revolving loan is in the process of review and renewal. Additionally, to provide added security to the Bank for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $1.06 per $100 as invoices are issued and reported. (See Note 18).
$1,738,704

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

	On July 15, 1999, the Company entered into a $35,000 line of credit agreement with Sovereign Bank. The agreement calls for an interest rate based on the bank’s prime rate plus 1.50%. At October 31, 2003, the effective rate was 5.50%. The loan is a demand loan and calls for annual reviews.	27,000

		$1,765,704

NOTE 7	NOTES AND LOANS PAYABLE

	The following schedule reflects notes and loans payable as of October 31, 2003:

	On November 26, 2001, the Company entered into a promissory note collateralized with existing equipment with CommerceBank N.A. at an interest rate of 7.5%. The note requires payments of interest only for the initial 12 months and interest plus principal for the remaining 48 months from December 2002 through November 2006.	231,250

	Chapter XI bankruptcy settlement obligations under the Amended Plan of Reorganization dated February 12, 1997, with aggregate monthly payments due to the creditors as determined by the payment schedules incorporated into the agreement, including interest at 9%. The Company is in arrears on some payments due to general unsecured creditors under the plan of reorganization primarily because of the Company’s inability to locate and forward payments to those creditors. These payments are included in the current portion of notes and loans payable. As of the date of this report, no actions have been presented to the Company relating to non-payment of the missing creditors under the plan of reorganization.	176,093

	TOTAL	$407,343

	Required payments of principal on notes and loan payable, including current maturities, are as follows as of October 31, 2003:

Year	Amount

2004	$251,093
2005	75,000
2006	75,000
2007	6,250

$407,343

Interest expense for the years ended October 31, 2003 and 2002 was $149,745 and $104,519, respectively.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

The Company’s long-term debt agreements contain various loan covenants. At October 31, 2003, the Company was not in compliance with these covenants, hence the notes payables are classified as short-term debt. The Company has received a waiver in writing from its bank for all loan covenants through April 29, 2004 the annual review date of the relationship.

NOTE 8	RELATED PARTIES

Related party transactions consist of advances to the Company from stockholders in the form of using personal credit cards for the purchase of goods and services. As of October 31, 2003, $2,294 was due to stockholders for the use of their personal credit cards.

NOTE 9	INCOME TAXES

For the years ended October 31, 2003 and 2002, taxable net income has been adjusted to remove the gain from involuntary conversion of fixed assets due to a fire loss that is not recognized for tax purposes.

Income tax expense (benefit) for the years ended October 31, 2003 and 2002 is summarized as follows:

	2003	2002

Deferred:
Federal	$(32,975)	$(258,465)
State	2,777	(48,064)
Change in valuation allowance	30,198	306,529

Income tax expense (benefit)	$—	$—

The Company’s tax expense (benefit) differs from the “expected” tax expense for the years ended October 31, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 37.63 percent to income before taxes) as follows:

	2003	2002

Computed “expected” tax (benefit) expense	$3,163	$(296,558)
State income tax (benefit) – net of federal tax benefit	1,833	(55,181)
Non deduction expenses	14,003	—

	$18,999	$(351,739)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at October 31:

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

	2003	2002

Deferred tax assets:
Depreciation	$34,641	$29,260
Net operating loss carryforward	456,353	431,536

Total gross deferred tax assets	490,994	460,796
Less valuation allowance	(490,994)	(460,796)

Net deferred tax assets	—	—

Net deferred tax asset (liability)	$—	$—

As of October 31, 2003, the Company had net operating loss carryforwards of $1,212,737, for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2021.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

On August 28, 2000, the Company entered into a consulting agreement with a former stockholder of Orthogen Corporation, which was acquired in March 2000 and is primarily engaged in research and development of certain technology, which the Company anticipates bringing to market. The agreement is for a five-year period and is renewable. Compensation is stated at $26,000 per year plus expenses, but is subject to review annually by the Board of Directors. The agreement also grants the consultant an option for 300,000 shares of common stock. The options are to be issued upon the reaching of certain milestones by Orthogen. The first milestone requires Orthogen to successfully provide a laser machined dental implant that is ready for use in humans. The second and third milestones are contingent on reaching certain sales levels of this new product. The last milestone is based upon the next Orthogen developed technology reaching financial break even. To date, the first milestone had been met and 100,000 of the Option was issued in common stock in 2003 (See Note 13(A)).

(B) Employment Agreements

On November 1, 1997 (the “Effective Date”), the Company entered into three employment agreements (the “Agreements”) with executives (the “Employees”) of the Company. The Employees were engaged as President and Chief Executive Officer (“CEO”), as Vice President - Finance and Chief Financial Officer (“CFO”) and as Director of International Sales & Marketing (“VP”) of the Company (today VP Marketing & Sales). The Agreements were established for terms of five years, four years, and two years, respectively, from the Effective Date for the CEO, CFO and VP, respectively. The Agreements automatically renew annually for a term of five years, four years, and two years, respectively. The Agreements contain a confidentiality and a non-compete clause. As consideration for the Employees’ performances, the Company agreed

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

to pay as of the original contract date an annual base salary detailed in the Company’s annual meeting proxy statement. In addition, the Company agreed to award the Employees an annual bonus of not less than 10% of their respective base salaries. At the discretion of the Employees, the portion of the Employees’ salaries and bonuses that are not taken during a given employment year will be paid in shares of the Company’s common stock at a value equal to the Company’s net worth divided by the number of shares issued and outstanding.

In March 2000, the Company entered into an employment agreement with an officer of Orthogen Corporation. The agreement specifies an annual base salary as detailed in the Company’s annual meeting proxy statement with a 10% bonus, both of which are reviewed annually by the Board of Directors. The agreement also granted an option for 300,000 shares of common stock as an added incentive to remain with the Company. The options are to be issued upon the reaching of certain milestones by the Orthogen. To date, the first milestone had been met and 100,000 of the Option was issued in common stock in 2003 (See Note 13(A)).

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

(D) Capital Lease Agreements

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2003:

Year	Amount

2004	$75,370
2005	45,734
2006	4,853

Total minimum lease payments	125,957
Less – amount representing interest	12,357

Subtotal	113,600

Less – current portion of capital lease obligations	66,069

Capital lease obligations, less current portion	$47,531

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

(E) Operating Lease Agreements

The Company leases corporate office space and office equipment under operating leases. The leases expire at various dates through November 2006. Future minimum lease payments for the operating leases are as follows at October 31, 2003:

Year	Amount

2004	$82,626
2005	17,250
2006	17,250
Thereafter	1,450

$118,576

Rent expense under the operating leases for the years ended October 31, 2003 and 2002 was $94,221 and $79,053, respectively.

(F) Royalty Agreement

Pursuant to a settlement agreement, the Company is obligated to make royalty payments to a general creditor, in addition to payments on his general unsecured claim, for the Company’s continued sale of certain dental implant products. These payments are to continue for a period of ten years following confirmation of the Company’s Amended Plan of Reorganization dated February 12, 1997. Payments will be made based upon a schedule as stipulated in the settlement agreement up to a maximum of 2% of the total net sales of certain products as defined in the settlement agreement. The Company expensed $89,606 and $56,605 for royalties under this agreement for the years ended October 31, 2003 and 2002, respectively.

Pursuant to a License Agreement entered into with The New Jersey Center and Medical Devices Consortium, the Company is obligated to make royalty payments for the grant of a license for a certain laser technology applied to dental products manufactured by the Company. Royalty payments commenced with 2002 and each year thereafter with a minimum payment of $15,000 for 2002, $20,000 for 2003, and $25,000 each year thereafter; additionally, once product is sold into the marketplace the Company is to pay 2% of net sales on product sold with the technology and 5% on any license issued net of any minimums paid.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

Depending on the final outcome, the Company could incur additional gains related to the fire. Currently, the amount of this potential gain is indeterminable (See Note 16).

NOTE 11	401(K) PLAN SUMMARY

The Company set up and initiated a retirement 401(k) Plan effective 1/1/97 (the “Plan”). The Plan originally was managed by Prudential and was transferred to Smith Barney Plan Services effective April 1998. The Plan is open to all employees that have reached the age of 21, have completed 90 days of service and are employed for 32 or more hours per week. Participants can contribute from 1% to 15% of pay subject to maximums as prescribed by the IRS. Matching contributions are discretionary and must be designated by the Board of Directors on a yearly basis. New participants vest 33%, 66% and 100% in their first, second and third year of employment for any matching contributions.

The Board of Directors approved the issuance of a matching contribution since 2001. Contributions awarded total 50% of the first 10% of contributions by a participant. The cost to the Company was 69,156 and 116,549 shares of the Company’s common stock having a fair value of $18,900 and $17,482 for 2003 and 2002, respectively. The award for 2003 has been accrued and is expected to be issued in early 2004.

NOTE 12	STOCKHOLDERS’ EQUITY

(A) Authorized Common and Preferred Stock

On May 2, 2002, the Company amended its certificate of incorporation to 20,000,000 authorized shares of $.01 par value common stock and 500,000 authorized shares of $.75 par value preferred stock. All share and per share information in the financial statements herein give effect to these capital stock transactions.

(B) Stock Issued for Services

During fiscal year 2003, the Company issued 490,549 shares of common stock or $75,992 to a number of employees, officers, and directors for services rendered, 116,549 shares of common stock or $17,482 to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2002; 200,000 shares of common stock for contractual milestones achieved by individuals related to the acquisition of Orthogen Corp. in 2000; 90,000 shares of common stock to Directors for services in 2002 and 2003; 54,000 shares of common stock to clinicians for services, 10,000 shares of common stock for the exercise of a Purchase Warrant Option exercised; and, 20,000 to an employee as a part of a promotion. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

NOTE 13	STOCK OPTIONS AND WARRANTS

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

Included in the options granted above are 400,000 options issued as a part of the acquisition of Orthogen Corporation. These options are exercisable only if certain milestones are achieved (See (*) below and Note 10(A) and (B)).

Options to purchase an aggregate of 1,602,000 common shares granted during 2000 through 2002 to existing directors and employees under a qualifying plan were cancelled effective September 16, 2002. It was found that a qualifying plan had never been established by the Company. A qualified plan for employees was issued, presented to stockholders, approved by a majority of stockholders and approved by the Board of Directors. In conjunction with the Plan approval 1,602,000 Options where issued on April 8, 2003, to Officers and employees at market or higher for service from 2000 to 2001, and another 210,000 Options on April 8, 2003, to Directors, Officers and select employees for services in 2002.

The fair market value of each stock option granted to non-employees was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming: (1) a risk-free interest rate of 5.82% to 6.0%, (2) an expected life of five to ten years, (3) an expected volatility of 101% to 141% and (4) no expected dividends.

A summary of the stock options issued is presented below as of October 31, 2003:

		Weighted Average
	Number of Options	Exercise Price

Stock Options
Balance at beginning of period	1,735,000	$.34
Granted	1,812,000	.13
Exercised (performance based *)	200,000	—
Cancelled and rescinded	—	—
Expired	—	—

Balance at end of period	3,347,000	$.24

Options exercisable at end of period	1,535,000	$.34

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

The following table summarizes information about stock options at October 31, 2003:

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	October 31,	Contractual	Exercise	October 31,	Exercise
Prices	2003	Life	Price	2003	Price

$.05	30,000	7.4	$.05	30,000	$.05
.10	100,000	5.1	.10	100,000	.10
.12	266,000	8.2	.12	—	.12
.13	1,546,000	8.2	.13	—	.13
.25	805,000	4.0	.25	805,000	.25
.75	100,000	1.6	.75	100,000	.75
3.00	100,000	1.6	3.00	100,000	3.00
(* )	400,000	3.2	—	400,000	—

$.05-3.00	3,347,000	6.1	$.24	1,535,000	$.34

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant. (See Note 10(A) and (B)).

(B) Stock Warrants

During 1998, the Company issued warrants to purchase an aggregate of 20,000 shares of the Company’s common stock to two consultants. The warrants are exercisable between October 25, 1998 and September 30, 2003 at an exercise price of $0.10 per share. As of October 31, 2003, 10,000 of these warrants have been exercised and the remaining 10,000 have expired.

NOTE 14	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During fiscal 2003 and 2002, 42% and 49%, respectively, of the Company’s total revenues were derived from sales to two customers. The Company’s international sales represent approximately 72% and 75% of the total sales for 2003 and 2002, respectively. As of October 31, 2003, 54% of accounts receivable were due from four customers (See Note 2). Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.

To insure against extraordinary losses on the major account concentrations, the Company maintains receivable credit insurance guarantees on its major international accounts. The policy is issued by EximBank and is paid as invoices are issued. As of October 31, 2003, $644,252 of receivables were insured. Credit limits are individually evaluated and

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

assigned in part by the Company and EximBank. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

NOTE 15	SEGMENTS

During fiscal 2003 and 2002, the Company had net sales to Europe, North America, South America and all other areas of approximately 42% and 45%, 28% and 25%, 18% and 22%, and 12% and 8%, respectively.

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

	Insurance		Net Book
Asset Destroyed	Claim		Value	Gain

Manufacturing equipment	$1,316,070		$343,088	$972,982
Inventory	161,617		127,642	33,975
BI	*		*	*

	1,477,687		$470,730	$1,006,957

Less: proceeds received through October 31, 2001	1,139,245	(A)

Insurance receivable at October 31, 2001	$338,442

Insurance proceeds received during 2002	$356,793
Less: insurance receivable at October 31, 2001	338,442

Additional gain recognized in other income in 2002	$18,351

The Company was also reimbursed (or the insurance company paid funds directly on behalf of the Company) for costs expended for cleaning of the facility, air conditioner repair, restoration services and other incidental costs related to the fire.

(A) Of this amount, $161,617 was received for destroyed inventory and $977,628 for destroyed fixed assets

* See Note 10(G)

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

NOTE 17	LIQUIDITY

During the year ended October 31, 2003, the Company position improved considerably but still incurred a negative cash flow from operating activities of $156,482 and net income of $9,304, and as of October 31, 2003 had an accumulated deficit of $806,906, positive working capital of $557,494, and positive stockholders’ equity of $1,770,808. As of the fiscal year-end, the Company had $40,852 in cash, $1,001,525 in net accounts receivable, and $2,039,321 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $355,116, revolving loans payable of $1,765,704, and notes and loans payable – current of $407,343.

On March 26, 2003, the Company entered into a new financing arrangement with CommerceBank, N.A. to provide a new revolving line of credit facility. Under the facility, CommerceBank, N.A. committed to a revolving loan payable to $2,000,000. This line of credit is an asset based line of credit to finance international accounts receivable and inventory destined for export. The amount available under the line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the facility, CommerceBank, N.A. also committed to a revolving line of credit on domestic receivables in the amount of $250,000, and amount available under the line of credit is subject to a monthly borrowing base. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets. Currently, the line has been extended to April 29, 2004, for finanlizing the annual review and continued extension of the line of credit.

The increase in the domestic sales force in 2002 has improved sales in 2003 by 74%, and sales internationally increased 40% over the prior year. Over all net sales increased 48% in 2003. Management plans to continue its efforts to increase sales at comparable rates while maintaining the same level of selling and administrative expenses.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest.

As reflected in the accompanying financial statements and as of October 31, 2003, the Company had an accumulated deficit of $806,906, a net loss from operations of $23,496 and net cash outflows from operating activities of $156,483, that raises some doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability increase its line of credit, raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in sales volume and potentially raising additional capital during 2004. Management believes that actions presently taken to improve its future operations, increase its sales volume, and current efforts in increasing the line of credit under the revolving loan payable to $2,500,000 providing the opportunity for the Company to continue as a going concern (See Note 18).

NOTE 18	SUBSEQUENT EVENTS

On December 31, 2003, the Company received and was granted an extension to April 29, 2004, of its current CommerceBank, N.A. and EximBank US insurance support guarantees for inventory and receivables totaling $2,000,000 (See Note 17).