Form 10KSB/A
period 2003-10-31
BIO LOK INTERNATIONAL INC
filed 2004-02-20
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB /A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ended October 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.

(Name of small business issuer in its charter)

DELAWARE	65-0317138

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 S. Military Trail, Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

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

Products, services and markets

The dental products Bio-Lok manufactures and markets consists of the following key products:

     (a)  Hex Top Implants

-	3.45mm Platform — Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

-	Micro-Lok Screw Implant 3.45mm body to head;
-	Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;

-	4.00 mm Platform — Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

-	Micro-Lok Screw Implant 3.75mm body to 4.00mm head;
-	Micro-Lok Screw Implant 4.00mm body to 4.00mm head;
-	Micro-Lok Cylinder Implant 3.3mm body to 4.00mm head;
-	Micro-Lok Cylinder Implant 4.0mm body to 4.00mm head;

-	5.00 mm Platform — Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

-	Micro-Lok Screw Implant 4.75mm body to 5.0mm head then cuff back to 4.0mm;
-	Micro-Lok Screw Implant 4.75mm body to 5.0mm head;
-	Micro-Lok Cylinder Implant 5.0mm body to 5.0mm head;

-	6.50 mm Platform — Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

     (b)  “IC” – Internal Connection Implants (NEW)

-	3.45 mm Platform — Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

-	4.00 mm Platform — Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

-	5.00 mm Platform — Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

-	6.50 mm Platform — Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

     (c)  Armamentarium, Tools and Devices

-	an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis; including a new Tapered Chimney Abutment, a Ceramic Abutment (cylinder style);
-	all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;
-	a large selection of four(4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counter bores;

     (d)  Other products marketed and sold on a resale basis:

-	Mem-Lok™ Collagen Resorbable Membrane
-	SurgiPlaster Calcium Sulphate 9.5 gm.
-	Surgical motors and handpieces

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

Competition

The Company’s competition consists of a number of entities — approximately 10 primary competitors. The major competitors are Nobel Biocare, Zimmer Dental (previously Centerpulse), BioMed Inc. — Implant Innovations Inc. (3I), Dentsply – Friedent and its Frialit implant, Lifecore Biomedical, Sterngold, Straumann – ITI implant, and other smaller implant companies. To compete and overcome the competitor(s)’ advantages in the marketplace, Bio-Lok offers to the market a product line designed and manufactured in-house: a product line which represents “State of the Art” based on today’s technology by having incorporated into the system unique and patented designs consisting of journals, thread design, seals and other features which provide strength and fit to the product line. Due to these factors, Bio-Lok anticipates being able to penetrate the existing dental implant marketplace and gain market share as it completes the development and implementation of its marketing objectives.

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

General and administrative expenses increased by $152,073, or 11%, over prior year results. The increased costs incurred are a direct result of the domestic market growth and development support. Expenses are anticipated to continue to increase as the business grows and objectives are met.

Loss from operations for 2003 totaled $23,496 compared to a loss of $763,700 in 2002, a turn-around of $740,204 for the period. The decrease is a direct result of management electing to stop hiring a domestic sales staff for a period of time. The development of the domestic market will continue over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

Other income increased in 2003 by $145,586 over prior year results. The increase realized was for recovery of administrative and personnel costs realized for NIH Grant.

Interest expenses totaled $149,745 in 2003 compared to $104,519 in 2002, reflecting greater borrowings outstanding for 2003 and an increase in the interest rate for the revolving loan from 1% to 2% over the prime rate.

In 2003, the Company incurred only $116 of other expenses compared to $126,284 in 2002. The costs incurred reflected expenses incurred and common stock issued to third parties for services rendered to the Company.

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

The Company’s current ratio increased to 1.15 on October 31, 2003, from 1.18 on October 31, 2002, due to sales growth. During 2003, the Company’s revolving loan payable increased by $515,703 and this increase was due to the domestic market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to increase in fiscal year 2004.

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

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and the Independent Accountants’ Reports thereon, commencing on page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herewith by their reference. Summary financial results are as follows:

BIO-LOK INTERNATIONAL INC.

October 31,
2003

Balance Sheet:
Current assets	$2,995,476
Property and Equipment, Net	1,126,834
Other assets	290,261
Total Assets	4,412,571
Current liabilities	2,594,232
Non-current liabilities	47,531
Stockholders’ Equity	1,770,808

	YEAR ENDED

	Oct. 31,	Oct. 31,
	2003	2002

Income Statement:
Net Sales	$4,288,013	$2,901,833
Gross Profit	2,707,354	1,864,601
Sales Expense	1,190,596	1,240,120
General & Admin. Exp	1,540,254	1,388,181
(Loss) Income from Operations	(23,496)	(763,700)
Other (Exp)/Inc.	32,800	(175,377)
Net (loss) income	9,304	(939,077)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed Weinberg & Company, PA (“Weinberg”) on May 13, 2003, and the board of directors of the Company engaged Daszkal Bolton LLP (“Daszkal Bolton”) as of May 15, 2003, to replace Weinberg. Weinberg’s report on the Company’s financial statements for the fiscal year ended Octrober 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Weinberg was recommended and approved by the board of directors of the Company.

During each of the Company’s fiscal years ended October 31, 2003 and 2002, and the interim period through January 31, 2003, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such year. The Company has authorized Weinberg to respond fully to the inquiries, if any, of Daszkal Bolton with regard to any accounting or financial matters relating to the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation attributable to the CEO, CFO and VP of the Company for the fiscal years 2003, 2002 and 2001:

					Long-Term Compensation

	Annual Compensation				Awards		Payouts

						Securities
					Restricted	underlying
				Other Annual	Stock	options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards(s)	SARs	Payouts	Compensation
principal position(s)	Year	($)	($)	($)	($)	(#)	($)	($)

Hollander, Bruce L	2003	150,000	20,000	-0-	-0-	-0-	-0-	-0-
President and CEO	2002	150,000	15,000	-0-	-0-	100,000	-0-	-0-
	2001	150,000	15,000	-0-	-0-	50,000	-0-	-0-

Kozak, Ingo K	2003	105,000	15,000	-0-	-0-	-0-	-0-	-0-
VP-Finance & Admin.,	2002	100,000	10,000	-0-	-0-	70,000	-0-	-0-
CFO and Secretary	2001	95,000	15,000	-0-	-0-	30,000	-0-	-0-

Nilo, Patricio	2003	95,000	10,500	-0-	20,000	50,000	-0-	-0-
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

Name and address	Beneficial Shares owned	Percent of Common Stock

NONE

Security Ownership of Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned by the CEO and by all Directors and Officers of the Company as a group on October 31, 2003, unless otherwise indicated in footnotes. Each person and member of the group has sole voting and investment power with respect to the shares shown:

	Beneficial
Name and Office	Shares owned		Percent

Hollander, Bruce L. (Director, CEO and President)	3,612,052	(a)	41.4
Kozak, Ingo K. (Director, CFO and VP-Finance & Admin.)	1,287,252	(b)	16.7
Alexander, Harold (Director and President of Orthogen)	525,233	(c)	7.1
Smith, Neil H. (Director)	108,000	(d)	1.5
Weisman, Harold (Director)	100,000	(e)	1.4
Nilo, Patricio A. (VP-Sales and Marketing)	328,180	(f)	4.5
All Directors and Officers of the Company	5,960,717	(g)	61.2
Total Common Stock Shares outstanding at October 31, 2003	7,153,701
Total Common Stock Shares and Options outstanding at October 31, 2003	10,732,518
Total Common Stock Shares authorized	20,000,000
Total Preferred Stock Shares authorized	500,000

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *
3.2	By-Laws*
Amendment to By-Laws*
5	Opinion re legality *
21	Subsidiaries of the Registrant included in the Consolidated Financial Statements of the Issuer are:

	Incorporation	Organization
Name of entity	State or Cntry	type

Orthogen Corporation Micro-Lok Mexico S.A. DE C.V. Micro-Lok Chile S.A. Bio-Lok Int’l. Pty. Inc.	New Jersey Mexico DF Chile Australia	research & development sales & marketing sales & marketing sales & marketing

*	Filed previously

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

BIO-LOK INTERNATIONAL INC.(Registrant)

Date: February 2, 2004	By /s/ Bruce L. Hollandeder

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date: February 2, 2004

/s/ Ingo K. Kozak Ingo K. Kozak	VP – Finance & Admin., CFO and Director	Date: February 2, 2004

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 2, 2004	/s/ Bruce L. Hollander , President & CEO

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 2, 2004	/s/ Ingo K. Kozak , VP – Finance and CFO

Signature and Title

CERTIFICATION PURSUANT
TO 18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bio-Lok International Inc. (the “Registrant”) on Form 10-KSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on September, 2003, hereof (the “Report”), the undersigned officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Bio-Lok International Inc.

/s/ Bruce L. Hollander Chief Executive Officer February 2, 2004

CERTIFICATION PURSUANT
TO 18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bio-Lok International Inc. (the “Registrant”) on Form 10-KSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on September, 2003, hereof (the “Report”), the undersigned officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Bio-Lok International Inc.

/s/ Ingo K Kozak Chief Financial Officer February 2, 2004

BIO-LOK INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2003 AND 2002

CONTENTS

PAGE	F–1 – F-2	INDEPENDENT AUDITORS’ REPORTS

PAGE	F–3	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2003

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

PAGES	F-6– F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

PAGES	F-8– F-25	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2003

[DaszkalBolton LLP Letterhead]

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
February 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operation, changes in stockholders’ equity and cash flows of Bio-Lok International, Inc. and Subsidiaries (the “Company”) for the year ended October 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 26, 2003

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2003

ASSETS

CURRENT ASSETS
Cash	$40,852
Accounts receivable, net	1,001,525
Inventory	1,879,505
Prepaid expenses and other current assets	73,594

Total Current Assets	2,995,476

PROPERTY AND EQUIPMENT – NET	1,126,834

OTHER ASSETS
Patents, net	115,144
Inventory	159,816
Deposits and other assets	15,301

Total Other Assets	290,261

TOTAL ASSETS	$4,412,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving loans payable	$1,765,704
Notes and loans payable	407,343
Capital lease obligations – current portion	66,069
Accounts payable	119,296
Accrued expenses and other payable	233,526
Due to stockholders	2,294

Total Current Liabilities	2,594,232

LONG-TERM LIABILITIES
Capital lease obligations – non-current	47,531

Total Long-Term Liabilities	47,531

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.75 par value, 500,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,153,701 shares issued and outstanding	71,536
Additional paid-in capital	2,513,455
Accumulated deficit	(806,906)
Treasury stock (17,327 common shares), at cost	(7,277)

Total Stockholders’ Equity	1,770,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,412,571

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

						Retained
	Preferred Stock		Common Stock		Additional	Earnings
					Paid-In	(Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit)	Stock	Total

Balance, October 31, 2001		$	6,085,358	$60,854	$2,221,586	$122,867	$	$2,405,307

Issuance of stock for services			381,000	3,810	66,990			70,800
Issuance of common stock
– 401(k) Plan for 2000			12,541	126	9,280			9,406
– 401(k) Plan for 2001			36,420	364	33,871			34,235
Issuance of common stock for sign-on bonuses			117,500	1,175	22,009			23,184
Issuance of common stock to an employee as bonus			30,333	303	9,697			10,000
Treasury stock acquired							(7,277)	(7,277)
Stock Option amortization — issued for services					16,897			16,897
Net loss, 2002						(939,077)		(939,077)

Balance October 31, 2002		$	6,663,152	$66,632	$2,380,330	$(816,210)	$(7,277)	$1,623,475
Issuance of shares for services			90,000	900	16,300			17,200
Issuance of shares for services			54,000	540	7,370			7,910
Issuance of shares per employment & consulting agreement			200,000	2,000	28,000			30,000
Issuance of common stock per - 401(k) Plan for 2002			116,549	1,165	16,317			17,482
Issuance of shares — promotion			20,000	200	2,200			2,400
Issuance of shares for exercise of Purchase Warrant Option			10,000	100	900			1,000
Stock Option amortization – issued for services					62,037			62,037
Net Income 2003						9,304		9,304

Balance – October 31, 2003		$	7,153,701	$71,537	$2,513,454	$(806,906)	$(7,277)	$1,770,808

See accompanying notes to the consolidated financial statements.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$9,304	$(939,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	147,672	150,903
Provision for doubtful accounts – net of recoveries	(20,933)	13,168
Issuance of common stock for services	75,992	121,025
Amortization of stock options for services	62,037	16,897
Gain from involuntary conversion	—	(18,351)
Changes in operating assets and liabilities:
Accounts receivable	(172,687)	4,970
Inventory	(120,388)	(594,000)
Prepaid expenses and other current assets	(32,118)	53,315
Deposits and other assets	3,101	(1,913)
Accounts payable and accrued expenses	(100,563)	101,846
Due to stockholders	(7,899)	(30,116)

Net Cash Used In Operating Activities	(156,482)	(1,121,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,446)	(118,812)
Proceeds received from insurance settlement	—	356,793
Proceeds used to acquire patents	(75,310)	(47,306)

Net Cash (Used In) Provided by Investing Activities	(109,756)	190,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(62,199)	(59,329)
Payment of notes and loans payable	(169,914)	(67,961)
Proceeds from notes and loans payable	—	300,000
Proceeds from revolving loans payable, net	515,703	726,122

Net Cash Provided by Financing Activities	283,590	898,832

NET INCREASE (DECREASE) IN CASH	17,352	(31,826)

CASH — BEGINNING OF YEAR	23,500	55,326

CASH — END OF YEAR	$40,852	$23,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$149,745	$104,519

Cash paid during the year for income taxes	$—	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries (Micro-Lok Mexico S.A. and Bio-Lok Int’l. Pty. Inc.), and Micro-Lok Chile, S.A., which is 51% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Foreign currency translation gains or losses arising from the consolidation are not recorded as they are immaterial to the financial statements as a whole since the subsidiaries have minimal activities.

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

(J) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

$115,144

Amortization expense on patents for the year ended October 31, 2003 and 2002 totaled $6,126 and $1,346, respectively.

NOTE 6 REVOLVING LOANS PAYABLE

The following schedule reflects revolving loans payable as of October 31, 2003:

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which effective March 26, 2003 was increased to $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the revolving loan is guaranteed by the EximBank. The interest rate is the prime rate in effect plus 2.0%. At October 31, 2003, the effective rate was 6.00%. Currently, the loan has been extended to April 29, 2004, then the revolving loan is in the process of review and renewal. Additionally, to provide added security to the Bank for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $1.06 per $100 as invoices are issued and reported. (See Note 18).	$1,738,704

On July 15, 1999, the Company entered into a $35,000 line of credit agreement with Sovereign Bank. The agreement calls for an interest rate based on the bank’s prime rate plus 1.50%. At October 31, 2003, the effective rate was 5.50%. The loan is a demand loan and calls for annual reviews	27,000

$1,765,704

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

The Company’s long-term debt agreements contain various loan covenants. At October 31, 2003, the Company was not in compliance with these covenants, hence the notes payables are classified as short-term debt. The Company has received a waiver in writing from its bank for all loan covenants through April 29, 2004 – the annual review date of the relationship.

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

(D) Capital Lease Agreements

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2003:

Year	Amount

2004	$75,370
2005	45,734
2006	4,853

Total minimum lease payments	125,957
Less – amount representing interest	12,357

Subtotal	113,600

Less — current portion of capital lease obligations	66,069

Capital lease obligations, less current portion	$47,531

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(B) Stock Issued for Services

During fiscal year 2003, the Company issued 490,549 shares of common stock or $75,992 to a number of employees, officers, and directors for services rendered, 116,549 shares of common stock or $17,482 to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2002; 200,000 shares of common stock for contractual milestones achieved by individuals related to the acquisition of Orthogen Corp. in 2000; 90,000 shares of common stock to Directors for services in 2002 and 2003; 54,000 shares of common stock to clinicians for services, 10,000 shares of common stock for the excersie of a Purchase Warrant Option exercised; and, 20,000 to an employee as a part of a promotion. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

The following table summarizes information about stock options at October 31, 2003:

Options Outstanding				Options Exercisable

	Number Outstanding	Weighted Average		Number Exercisable
	at	Remaining	Weighted Average	at	Weighted Average
Exercise Prices	October 31, 2003	Contractual Life	Exercise Price	October 31, 2003	Exercise Price

$ .05	30,000	7.4	$.05	30,000	$.05
.10	100,000	5.1	.10	100,000	.10
.12	266,000	8.2	.12	—	.12
.13	1,546,000	8.2	.13	—	.13
.25	805,000	4.0	.25	805,000	.25
.75	100,000	1.6	.75	100,000	.75
3.00	100,000	1.6	3.00	100,000	3.00
(*)	400,000	3.2	—	400,000	—

$.05-3.00	3,347,000	6.1	$.24	1,535,000	$.34

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

To insure against losses on the major account concentrations, the Company maintains receivable credit insurance guarantees on its major international accounts. The policy is issued by EximBank and is paid as invoices are issued. As of October 31, 2003, $644,252 of receivables were insured. Credit limits are individually evaluated and assigned in part by the Company and EximBank. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

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