Form 10QSB
period 2004-01-31
BIO LOK INTERNATIONAL INC
filed 2004-03-16
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending January 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ___to ___

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

As of March 1, 2004, the Registrant had 7,153,701 Common Stock shares outstanding, at a par value $.01 per share.

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

	Three Months Ended
	January 31,
	2004	2003
	(unaudited)	(unaudited)
Net Sales	$1,022,370	$958,569
Cost of Goods Sold	324,315	321,531

GROSS PROFIT	698,055	637,038

Selling	272,735	291,218
Admin. & General Exp	377,166	436,371

	649,901	727,589

Operating Income (Loss)	48,154	(90,551)

Grant Income	116,000	49,000
Grant Expense	(97,900)	(24,157)
Interest Expense	(37,562)	(24,454)
Other Expenses	(25)	(110)

	(19,487)	279

Income (Loss)before Taxes	28,667	(90,272)
Income Taxes	0	0

NET INCOME (LOSS)	$28,667	$(90,272)

Net Income (Loss) available to Share Owners	$28,667	$(90,272)

Weighted average Shares
Outstanding – Basic And Diluted	7,153,701	6,663,152

*	Recast to reflect recording of freight expense billed to customers as a part of revenue.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2004	2003 *
		(unaudited)
ASSETS
Current Assets
Cash	$27,208	$40,852
Accounts Receivable (Net of Allowance of $46,695 and $45,869)	1,007,373	1,001,525
Inventory	1,917,004	1,879,505
Other Current Assets	54,695	73,594

Total Current Assets	3,006,280	2,995,476

Net Machinery & Equipment	1,097,513	1,126,834

Other Assets
Patents & Related, net	132,565	115,144
Inventory	159,816	159,816
Other Assets and Deposits	14,409	15,301
Total Other Assets	306,790	290,261

TOTAL ASSETS	$4,410,583	$4,412,571

LIABILITIES & EQUITY
Current Liabilities
Revolving Loans payable	$1,792,903	$1,765,704
Notes & Loans payable	368,605	407,343
Capital lease – current	67,861	66,069
Accounts Payable	103,340	119,296
Accrued expenses and other Payables	248,518	233,526
Due to stockholders	-0-	2,294

Total Current Liabilities	2,581,227	2,594,232

Long-Term Liabilities
Capital leases — noncurrent	29,881	47,531

Total Long-Term Liabilities	29,881	47,531

Total Liabilities	2,611,108	2,641,763

STOCKHOLDERS’ EQUITY
Preferred Stock – authorized 500,000 par value $.75;	-0-	-0-
Common Stock — authorized 20,000,000, par value $.01; outstanding 7,153,701 shares	71,536	71,536
Treasury Stock (17,327 common shares)	(7,277)	(7,277)
Paid-in Capital	2,513,455	2,513,455
Retained Earnings	(778,239)	(806,906)

Total Equity	1,799,475	1,770,808

TOTAL LIABILITIES & EQUITY	$4,410,583	$4,412,571

*	The balance sheet at October 31, 2003, has been derived from the audited financial statements at that date; but, do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	January 31,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)	$28,667	$(90,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	826	329
Depreciation and amortization	38,892	36,272

Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	(6,674)	(176,633)
(Incr.) decr. in inventories	(37,499)	46,396
(Incr.) decr. in prepaid & other current assets	18,899	10,162
(Incr.) decr. in deposits & other assets	892	4,624
Incr. (decr.) in A/P & Accr. exp	(964)	212,302
Due to stockholders	(2,294)	(6,028)

Net Cash provided by (used in) Operating Activities	40,745	37,152

INVESTING ACTIVITIES:
Cash received from insurance settlement	-0-	-0-
Investment in patents	(20,946)	(9,156)
Property, Plant & Equipment	(6,048)	(19,760)

Net Cash provided by (used in) Investing Activities	(26,994)	(28,916)

FINANCING ACTIVITIES:
Increase in cash provided by checks drawn in excess of bank balance	-0-	52,307
Net proceeds — revolving loan	27,200	(1,000)
Net change in Capital leases	(15,857)	(15,280)
Payment on noted payable	(38,738)	(11,598)

Net Cash provided by (used in) Financing Activities	(27,395	24,429

NET INCREASE (DECREASE) IN CASH	$(13,644)	$32,665
Cash — Beginning of Period	40,852	23,500

Cash — End of Period	$27,208	$56,165

Interest Paid	$37,562	$24,454
Income Taxes Paid	$-0-	$-0-

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statement (Unaudited)

Note A — Basis of Presentation

The financial statements represent the activities of all the accounts of Bio-Lok International Inc. (“Bio-Lok”) and its subsidiaries. The consolidated results include the activities of Orthogen Corporation a research and development company, Micro-Lok Mexico, Bio-Lok Chile and Bio-Lok Australia established as sales and marketing entities. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-KSB/A, as filed with the SEC on February 12, 2004.

The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Note B — Nature of Business

Bio-Lok is a manufacturer and distributor, domestically and internationally, of the Bio-Lok™ Precision Dental Implant System. The line consists of a number of select implants (both screw and cylinder), related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line domestically direct to the end user, internationally via select distributors and majority owned entities.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products and are recognized when products are shipped.

Note C – Line of Credit

On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 2%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s inventory allocated for international sales and qualified international receivables as invoices are issued and assigned. The principal under the line of credit will is due on demand with an annual financial review date of December 31. Currently, the line of credit has been extended to April 29, 2004.

Note D – Net Income (Loss) Per Share

The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months ended January 31, 2004, the Company reported a net income and as such, common share equivalents were included in the computation of diluted net income per share. For the three months ended January 31, 2003, the Company reported a net loss, hence no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

	Results of Operation for Three Month Ended January 31,
	Domestic		International
	Operations		Operations
	2003	2002	2003	2002
Net Sales	$349,037	$218,575	$673,333	$739,994

Note F – Shipping and Handling

Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling are included in selling expense.

Note G – Stock Options

The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ending 2003. It authorized the Company to issue 2,500,000 shares of common stock under this plan. To date, under the Plan, 1,822,000 stock options have been issued to officers and employees of the Company.

The Company has elected to account for the stock options under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized on the employee stock options. The Company accounts for the stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ending January 31, 2004, the Company recognized $28,135 in compensation expense and none for the same quarter in 2003.

The fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming: (1) a risk-free interest rate of 5.82% to 6.0%, (2) an expected life of five to nine years, (3) an expected volatility of 101% to 141% and (4) no expected dividends.

A summary of the stock options issued as of January 31, 2004, is presented below:

		Weighted Average
	Number of Options	Exercise Price
Stock Options
Balance at beginning of period	3,347,000	$.24
Granted	10,000	.05
Exercised	—	—
Expired	—	—
Balance at end of period	3,357,000	$.34

Options exercisable at end of period	1,135,000	$.34

     The following table summarizes information about stock options at January 31, 2004:

	Number	Weighted Average		Number Exercisable
	Outstanding at	Remaining	Weighted Average	at	Weighted Average
Exercise Prices	January 31, 2004	Contractual Life	Exercise Price	January 31, 2004	Exercise Price
$ .05	60,000	8.69	$.05	30,000	$.05
.10	100,000	4.92	.10	100,000	.10
.12	246,000	9.92	.12	—	.12
.13	1,546,000	9.92	.13	—	.13
.25	805,000	3.93	.25	805,000	.25
.75	100,000	1.79	.75	100,000	.75
3.00	100,000	1.69	3.00	100,000	3.00
(*)	400,000	—	—	—	—

	$3,357,000	4.12	$.34	1,135,000	$.34

(*)	Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note H – Legal Matters

The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note I — Liquidity

During the quarter ended January 31, 2004, the Company successfully controlled costs and attained profitability, including net income of $28,667 and cash flow from operations of $40,745. In addition as of January 31, 2004, the Company had an accumulated deficit of $778,239, positive working capital of $425,053 and positive stockholders’ equity of $1,799,475. As of January 31, 2004, the Company had $27,208 in cash, $1,007,373 in net accounts receivable, and $1,917,004 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $351,858, revolving loans payable of $1,792,903, and notes and loans payable – current of $368,605.

Improved results are positive but if not maintained can negatively impact the Company. The ability of the Company to implement its business plan is dependent on the Company’s ability to raise additional funding and/or capital. In addition, there is no guarantee that the current financing arrangement will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts.

Note J – Notes Payable

At December 31, 2003, CommerceBank N.A. in conjunction with Exim Bank extended the Company’s $2,000,000 line of credit to April 29, 2004.

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

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended January 31, 2004 and 2003 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three months ended January 31, 2004 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 MONTHS 2004 VS 3 MONTHS 2003)

Volume The net sales (revenues) for the quarter increased by 9% over the prior year comparable quarter. The domestic market increased by 60% and the international market decreased by 9% over the comparable prior year quarter. The domestic growth reflects improved market penetration and the international market reduction reflected slower activity for the European markets that are expected to be recouped in later months.

Cost of Goods Sold Cost of goods sold increased by 1% over the comparable prior year quarter. Cost incurred in relation to the sales activity reflected no material change.

Gross Profit Gross profit for the period increased by 8% over the prior year comparable quarter; gross margin percentages increased by 2% for the quarter. The increase in our margins is expected to be temporary because of the continued effort by management to build the domestic market.

Selling Expenses Selling expenses for the quarter decreased by 6% over the prior year comparable quarter and is a direct result of lower sales staff being in place over the past quarter. Added sales staff is being hired and costs are expected to increase over the ensuing months.

Administrative & General Expenses Administrative and general expenses decreased by 14% over the comparable quarter of 2003. The decreased expenses incurred for the quarter compared to the same quarter prior year was due to lower professional fees, insurance, financial service, bank charges and freight expenses incurred.

Operating Income Results from operations improved 153% to $48,154 compared to a loss of $90,551 for the same quarter of 2003. The improved results are a direct result of increased revenues and cost controls that are in place.

Other Income/Expenses For the quarter the net grant activity (income net of expenses) was positive, and the gain was limited to administrative and employee costs reimbursed. Interest expense increased by 54% over the comparable quarter prior year, and was a result of higher borrowings outstanding on our revolving line of credit.

Net Income (Loss) Net income for the quarter was $28,667 compared to a loss of $90,272 for the three months ended January 31, 2003, a 132% improvement. The improved results are due to the continued gain in sales and expense controls in place.

LIQUIDITY and CAPITAL RESOURCES

On March 26, 2003, the Company replaced its $1,500,000 asset-based credit facility with a working capital line of credit of $2,000,000 utilizing CommerceBank NA at an interest rate 2% above the Prime Rate. The facility is secured by substantially all of the Company’s assets. The line of credit is an asset-based line of credit for the financing of foreign accounts receivables and inventory destined for export. The amount available under the line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. issued a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivables. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities is the published Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under the lines of credit are due on demand with an annual financial review date of December 31. The collateral for these facilities consists of a blanket, first priority UCC-1 lien on all of the Company’s assets. As of December 31, 2003, the current line has been extended to April 29, 2004.

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio increased to 1.16 on January 31, 2004, from 1.15 on January 31, 2003, due to sales growth. During 2003, the Company’s revolving loan payable increased by $515,703 and this increase was due to the domestic market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to increase in fiscal year 2004.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force since 2002. The management plan has improved sales continually. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2004 with limited expense increases over the prior year.

Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have fewer funds to lend or invest.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company has capital expenditure commitments outstanding at January 31, 2004, of $127,000. The capital commitment is for two (2) new NCN machines.

OUTLOOK

Net income objectives for the first quarter 2004 resulted in a gain from a budgeted loss and management expects to continue to operate at a break-even or slight profit over the ensuing months due to the continual growth of the Company.

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

Signature	Title
/s/ Bruce L. Hollander Bruce L Hollander	President, CEO and Director	Date:	March 15, 2004
/s/ Ingo K. Kozak Ingo K. Kozak	VP – Finance, CFO, Secretary and Director		Date: March 15, 2004