Form 10QSB
period 2004-04-30
BIO LOK INTERNATIONAL INC
filed 2004-06-16
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending April 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ________________________ to _____________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)

DELAWARE	65-0317138
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

318 S. Military Trail, Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(954) 698-9998

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO       .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES        NO       .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2004, the Registrant had 7,237,873 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Statement of Operations for the three and six months
	ended April 30, 2004 and 2003 (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2004 (unaudited)
	and October 31, 2003
	Condensed Consolidated Statements of Cash Flows for six months
	ended April 30, 2004 and 2003 (unaudited)
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations
	and Financial Condition	8

Item 3.	Controls and Procedures	11

PART II

Item 6.	Exhibits, List and Reports on Form 8-K	12

Signatures		13

Certification - PRESIDENT & CEO CERTIFICATION SECTION 302		14
Certification - VP-FINANCE & CFO CERTIFICATION SECTION 302		15
Certification - CEO CERTIFICATION PUSUANT SECTION 906		16
Certification - CFO CERTIFICATION PUSUANT SECTION 906		17

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended				Six Months Ended
	April 30,				April 30,

	2004		2003		2004	2003

Net Sales	$1,276,109		$1,245,803		$2,285,492	$2,201,717
Cost of Goods Sold	367,590		369,140		691,906	690,670

GROSS PROFIT	908,519		876,663		1,593,586	1,511,047

Selling	321,327		341,459		594,062	632,677
Admin. & General Exp.	585,231		500,245		949,409	933,962

	906,558		841,704		1,543,471	1,566,639

Operating Income	1,961		34,959		50,115	(55,592)

Other Income	75,945		-0	-	75,945	-0	-
Net Grant Income	35,000		56,596		53,100	81,439
Interest Expense	(35,579)		(49,842)		(73,140)	(74,296)
Other Expenses	435		(6)		409	(116)

	75,801		6,748		56,314	7,027

Income (Loss) before Taxes	77,762		41,707		106,429	(48,565)
Income Taxes	-0	-	-0	-	-0-	-0	-

NET INCOME (LOSS)	$77,762		$41,707		$106,429	$(48,565)

Net Income Available to
Common Share Owners	$77,762		$41,707		$106,429	$(48,565)

Net Income (Loss) per
Common Share	$.01		$.01		$.02	$(.01)

Diluted Net Income per
Common Share	$.01		$.01		$.01	$(.01)

Average Common Shares
Outstanding	7,154,616		6,691,781		7,154,163	6,677,229

Diluted Average Common
Shares outstanding	8,330,296		6,794,981		8,329,843	6,677,229

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2004	2003

	(unaudited)
ASSETS
Current Assets
Cash	$77,076	$40,852
Accounts Receivable, net	1,088,880	1,001,525
Inventory	1,949,628	1,879,505
Other Current Assets	121,371	73,594

Total Current Assets	3,236,955	2,995,476

Net Property, plant & equipment	1,163,379	1,126,834

Other Assets
Patents & related costs, net	150,276	115,144
Inventory	127,432	159,816
Other Assets and Deposits	37,255	15,301

	314,963	290,261

TOTAL ASSETS	$4,715,297	$4,412,571

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$1,933,030	$1,765,704
Notes & Loans payable – current	344,510	407,343
Capital Leases – current	70,187	66,069
Accounts Payable	154,066	119,296
Accrued expenses	239,797	233,526
Due to stockholders	-0-	2,294

Total Current Liabilities	2,741,590	2,594,232

Long-Term Liabilities
Capital Leases - noncurrent	15,928	47,531

Total Long-Term Liabilities	15,928	47,531

Total Liabilities	2,757,518	2,641,763

STOCKHOLDERS’ EQUITY
Preferred Stock – authorized
500,000 par value $.75;	-0-	-0-
Common Stock - authorized
20,000,000, par value $.01;
outstanding 7,237,873 and
7,153,701 shares;	72,379	71,536
Treasury Stock (17,327 common
Shares)	(7,277)	(7,277)
Paid-in Capital	2,593,154	2,513,455
Retained Earnings	(700,477)	(806,906)

Total Equity	1,957,779	1,770,808

TOTAL LIABILITIES & EQUITY	$4,715,297	$4,412,571

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

See Notes to Condensed Consolidated Financial Statements.

     BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,

	2004	2003

OPERATING ACTIVITIES:
Net Income (Loss)	$106,429	$(48,565)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
Depreciation & amortization	81,023	72,848
Issuance of Common Stock for service	23,680	11,760
Options expense (amortization)	56,862	-0-
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	(87,355)	(85,854)
(Incr.) decr. in inventories	(37,739)	95,138
(Incr.) decr. in Other current assets	(47,777)	(69,072)
(Incr.) decr. in deposits & other assets	(21,954)	4,625
Incr. (decr.) in A/P & Accr. exp.	41,041	(5,314)

Net Cash provided by (used in) Operating
Activities	114,210	(24,435)

INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(41,894)	(20,438)
Purchase of Property, plant & equipment	(110,806)	(19,860)

Net Cash used in Investing Activities	(152,700)	(40,298)

FINANCING ACTIVITIES:
Net proceeds - revolving loan payable	167,326	272,677
Payments on capital leases	(27,485)	(26,811)
Payment of notes & loan payable	(62,833)	(48,687)
Due to Stockholders	(2,294)	(9,097)

Net Cash provided by Financing Activities	74,714	188,082

NET INCREASE IN CASH	$36,224	$123,349

Cash - Beginning of Period	40,852	23,500

Cash - End of Period	$77,076	$146,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest Paid	$73,140	$74,296
Income Taxes Paid	$-0-	$-0-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB/A, as filed with the SEC on February 12, 2004.

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

Note B - Nature of Business

Bio-Lok is a manufacturer and distributor, domestically and internationally, of the Bio-Lok Precision Dental Implant System. The line consists of a number of select implants (both screw and cylinder), related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line domestically direct to the end user, internationally via select distributors and majority owned entities.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products and are recognized when products are shipped.

Note C – Line of Credit

On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 2%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s inventory allocated for international sales and qualified international receivables as invoices are issued and assigned. The principal under the line of credit is due on demand with an annual financial review date of December 31. Currently, the line of credit has been extended to July 31, 2004.

The Company’s long-term debt agreements contain various loan covenants. At October 31, 2003, the Company was not in compliance with these covenants, hence the bank note payable is classified as short-term debt. The Company has received a waiver in writing from its bank for all loan covenants through July 31, 2004.

Note D – Net Income (Loss) Per Share

The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months and six months ended April 30, 2004, and three month ended April 30, 2003, the Company reported a net income and as such, common share equivalents were included in the computation of diluted net income per share. For the six months ended April 30, 2003, the Company reported a net loss, hence no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

		Three Months Ended		Six Months Ended
		April 30,		April 30,

		2004	2003	2004	2003

Net Sales	- Domestic	$325,382	$310,567	$667,305	$527,101
	- International	950,727	935,236	1,618,187	1,674,616

Note F – Shipping and Handling

Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping are included in expenses.

Note G – Stock Options

To date 2004, under the Stock Option Plan, a total of 30,000 stock options have been issued to employees of the Company.

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

A summary of the stock options issued is presented below as of April 30, 2004:

		Weighted Average
	Number of Options	Exercise Price

Stock Options
Balance at beginning of period	3,347,000	$.34
Granted	30,000.05
Exercised	—	—
Expired	—	—

Balance at end of period	3,377,000	$.34

Options exercisable at end of period	1,135,000	$.34

The following table summarizes information about stock options at April 30, 2004:

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	April 30,	Contractual	Exercise	April 30,	Exercise
Prices	2004	Life	Price	2004	Price

$.05	80,000	8.44	$.05	30,000	$.05
.10	100,000	4.67	.10	100,000.10
.12	246,000	9.67	.12	—	.12
.13	1,546,000	9.67	.13	—	.13
.25	805,000	3.68	.25	805,000.25
.75	100,000	1.54	.75	100,000.75
3.00	100,000	1.54	3.00	100,000	3.00
(*)	400,000	—	—	—	—

	$3,377,000	3.87	$.34	1,135,000	$.34

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

Note I - Liquidity

During the six months ended April 30, 2004, the Company successfully controlled costs and continued to be profitable, realizing net income of $106,429 and cash flow from operations of $114,210. In addition as of April 30, 2004, the Company had an accumulated deficit of $700,477, positive working capital of $495,365 and positive stockholders’ equity of $1,957,779. As of April 30, 2004, the Company had $77,076 in cash, $1,088,880 in net accounts receivable, and $1,949,628 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $393,863, revolving loans payable of $1,933,030, and notes and loans payable – current of $344,510.

Results continue to improve quarter by quarter but if not maintained can negatively impact the Company. The ability of the Company to implement its business plan is dependent on the Company’s ability to raise additional funding and/or capital. In addition, there is no guarantee that the current financing arrangement will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts.

Note J – Notes Payable

Since December 31, 2003, CommerceBank N.A. in conjunction with Exim Bank have extended the Company’s $2,000,000 line of credit to July 31, 2004.

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

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the six months ended April 30, 2004 and 2003 are presented net of returns and allowances, product promotions and sales discounts. The increase in revenues for the three months ended April 30, 2004 was primarily due to increased marketing and sales promotional efforts.

Use of Estimates. Management's discussion and analysis of financial condition and results of operations is based upon the financial statements having been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets, intangible assets and allowances for sales returns, obsolete and slow moving inventory and reserve for customer liabilities. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Facilities. Effective March 15, 2004, the Company leased an additional 5,280 sq. feet of office space and remodeled its existing 7,690 sq. feet of space to accommodate only its manufacturing and plant operations. A new lease was entered into for both facilities for a three (3) year term with a termination date of February 28, 2007. To renovate and occupy the total space the Company incurred approximately $50,000 in leasehold improvements which is being amortized over the life of the facility lease.

RESULTS OF OPERATIONS(3 MONTHS ENDED APRIL 30, 2004 VS 3 MONTHS ENDED APRIL 30, 2003)

Volume The net sales (revenues) for the quarter increased by 2% over the prior year comparable quarter. Both the domestic and international market increased slightly over the comparable prior year quarter and reflected continued improved market penetration.

Cost of Goods Sold Cost of goods sold reflected no material change over the comparable prior year quarter. Costs should remain fairly constant for the following quarters as sales continue to increase and manufacturing capacity is brought on-line ahead of growth.

Gross Profit Gross profit for the period increased by 4% over the prior year comparable quarter. Gross margin percentages remained constant for the quarter. Margins are expected to remain fairly constant because of the continued effort by management to build markets.

Selling Expenses Selling expenses for the quarter decreased by 6% over the prior year comparable quarter and is a direct result of lower sales staff being in place over the quarter. Added sales staff is being hired and costs are expected to increase over the ensuing months.

Administrative & General Expenses Administrative and general expenses increased by 17% over the comparable quarter of 2003. The increased expenses incurred for the quarter compared to the same quarter prior year was due to higher compensation and benefits due to stock issued under the 401k Plan, employment fees, consulting fees, travel/living and entertainment, office expenses due to the added facility space, financial service fees and increased other expense incurred.

Operating Income Results from operations totaled $2k compared to $35k for the same prior year comparable quarter. The reduced results are a direct result of increased expenses incurred for the quarter as detailed under administrative and general expenses.

Other Income/Expenses During the quarter the Company received its final insurance payment for loss of revenue from the machine fire of 2001 totaling $75,945. For the quarter the net grant activity (income net of expenses) was positive, and the gain was limited to administrative and employee costs reimbursed. Interest expense decreased by 29% over the comparable quarter prior year, and was a result of lower interest rates on the borrowings outstanding on the revolving line of credit due to a lower prime rate.

Net Income (Loss) Net income for the quarter was $77,762 compared to $41,707 for the three months ended April 30, 2003. The improved results are due to the continued gain in sales and the insurance payment received.

LIQUIDITY and CAPITAL RESOURCES

On March 26, 2003, the Company replaced its $1,500,000 asset-based credit facility with a working capital line of credit of $2,000,000 utilizing CommerceBank NA at an interest rate 2% above the Prime Rate. The facility is secured by substantially all of the Company’s assets. The line of credit is an asset-based line of credit for the financing of foreign accounts receivables and inventory destined for export. The amount available under the line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. issued a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivables. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities is the published Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under the lines of credit are due on demand with an annual financial review date of December 31. The collateral for these facilities consists of a blanket, first priority UCC-1 lien on all of the Company’s assets. As of April 30, 2004, the line was extended to July 31, 2004.

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio continues to increase and was 1.18 on April 30, 2004, up from 1.15 on October 31, 2003, due to sales growth. The Company’s revolving loan payable increased by $515,703 in 2003 and $167,326 year-to-date 2004. The increase was due to the market developments initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to continue to increase in fiscal year 2004.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force since 2002. The management plan has improved sales continually. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2004 with limited expense increases over the prior year.

Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of unfavorable global economic conditions, prospective lenders and investors generally have fewer funds to lend or invest.

Future financing may not be available on a timely basis or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

To assist and provide support in obtaining alternate funding and financing, either equity or via acquisition, the Company has engaged Capitalink, L.C. of Coral Gables, Florida.

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company has capital expenditure commitments outstanding at April 30, 2004, of $158,000. The capital commitment is for two (2) new CNC machines which are being delivered and brought on-line during May totaling approximately $127,000, and an upgrade along with expansion of its current telecommunications requirements totaling approximately $31,000.

OUTLOOK

Net income objectives for the first six months 2004 resulted in a gain from the budgeted amount and management expects to continue to operate at a break-even or slight profit over the ensuing months due to the continual growth of the Company.

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

Item 3. Controls and Procedures

The Company and its management, with the Audit Committee, has established and in-place procedures for (1) the receipt, retention, and treatment of complaints received regarding accounting, internal accounting controls, or auditing matters; and (2) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Additionally, the Company ad hears to ISO and FDA regulatory requirements, registration and/or certifications.

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

PART II.

Item 6. Exhibits, List and Reports on Form 8-K

(a) Exhibits
Exhibit#	Description
3.1	Articles of Incorporation *
3.2	By-Laws *
Amendment to By-Laws *
5	Opinion re legality *
21	Subsidiaries of Registrant included in the
Consolidated Financial Statements of the Issuer are:

Incorporation
	Name of entity	State or Cntry
	Orthogen Corporation	New Jersey
	Micro-Lok Mexico S.A.CE C.V.	Mexico DF
	Bio-Lok Chile S.A.	Chile
	Bio-Lok Int’l. Pty. Inc.	Australia

31.1	President & CEO Certification SECTION 302
31.2	VP-Finance & CFO Certification SECTION 302
32.1	CEO Certification Pursuant SECTION 906
32.2	CFO Certification Pursuant SECTION 906

* Filed previously

(b) Reports on Form 8-K -NONE-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: June 14, 2004	By	/s/ Bruce L. Hollander

Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander	President, CEO and Director	Date:June 14, 2004

Bruce L Hollander

/s/ Ingo K. Kozak	VP – Finance, CFO, Secretary and Director	Date: June 14, 2004

Ingo K. Kozak