Form 10QSB
period 2004-07-31
BIO LOK INTERNATIONAL INC
filed 2004-09-21
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending July 31, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)

DELAWARE	65-0317138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

368 S. Military Trail, Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(954) 698-9998

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]      NO [_].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court (1997).    YES[_]    NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2004, the Registrant had 7,297,873 Common Stock shares outstanding, at a par value $.01 per share.

PART I

Item 1.	Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net Sales	$1,353,545	$948,696	$3,639,037	$3,150,414
Cost of Goods Sold	407,597	311,240	1,170,736	1,070,330

GROSS PROFIT	945,948	637,456	2,468,301	2,080,084

Selling	299,724	269,069	893,787	901,746
Admin. & General Exp.		572,054	342,709	1,450,230 1,208,252

	871,778	611,778	2,344,017	2,109,998

Operating Income	74,170	25,678	124,284	(29,914)

Other Income	10,798	29,039	139,844	110,478
Interest Expense	(43,382)	(39,300)	(116,522)	(113,596)
Other Expenses	(680)	(58,078)	(271)	(58,195)

	(33,264)	(68,339)	23,051	(61,313)

Income (Loss) before Taxes	40,906	(42,661)	147,335	(91,227)

Income Taxes	-0-	-0-	-0-	-0-

NET INCOME (LOSS)	$40,906	$(42,661)	$147,335	$(91,227)

Net Income (Loss) per
Common Share – Basic	$.01	$(.01)	$.02	$(.01)

Net Income (Loss) per
Common Share – Diluted	$.01	$(.01)	$.02	$(.01)

Average Common Shares
Outstanding - Basic	7,258,090	6,888,065	7,188,880	6,747,606
Average Common Shares
Outstanding – Diluted	8,037,370	6,888,065	7,968,160	6,747,606

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31, 2004	October 31, 2003

	(unaudited)
ASSETS
Current Assets Cash	$87,369	$40,852
Accounts Receivable, net	1,171,123	1,001,525
Inventory	2,042,686	1,879,505
Other Current Assets	97,726	73,594

Total Current Assets	3,398,904	2,995,476

Net Machinery & Equipment	1,301,169	1,126,834

Other Assets
Patents & related costs, net	181,749	115,144
Inventory	127,432	159,816
Other Assets and Deposits	41,945	15,301

	351,126	290,261

TOTAL ASSETS	$5,051,199	$4,412,571

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$2,010,307	$1,765,704
Notes & Loans payable – current	324,712	407,343
Capital Lease – current	81,477	66,069
Accounts Payable	135,064	119,296
Accrued expenses	301,401	233,526
Due to stockholders	-0-	2,294

Total Current Liabilities	2,852,961	2,594,232

Long-Term Liabilities
Capital Leases - noncurrent	138,523	47,531

Total Long-Term Liabilities	138,523	47,531

Total Liabilities	2,991,484	2,641,763

STOCKHOLDERS’ EQUITY
Preferred Stock – authorized
500,000 par value $.75;	-0-	-0-

Common Stock - authorized
20,000,000, par value $.01;
outstanding 7,297,873 and
7,153,701 shares;	72,979	71,536
Treasury Stock (17,327 common
Shares)	(7,277)	(7,277)
Paid-in Capital	2,653,584	2,513,455
Retained Earnings	(659,571)	(806,906)

Total Equity	2,059,715	1,770,808

TOTAL LIABILITIES & EQUITY	$5,051,199	$4,412,571

*
The balance sheet at October 31, 2003, has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

 See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,

	2004	2003

OPERATING ACTIVITIES:
Net Income (Loss)	$147,335	$(91,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	132,934	110,001
Provision for Doubtful acct.	17,213	(20,933)
Issuance of Common Stock for service	54,880	44,910
Option cost amortization	86,693	24,928
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(186,811)	58,058
(Incr.) decr. in inventories	(130,797)	(428)
(Incr.) decr. in prepaid & other
current assets	(24,132)	(57,335)
(Incr.) decr. in deposits & other assets	(26,644)	2,291
Incr. (decr.) in A/P & Accr. exp.	83,641	(95,429)

Net Cash provided by (used in) Operating
Activities	154,312	(25,164)

INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(77,251)	(53,672)
Property, Plant & Equipment	(137,810)	(24,147)

Net Cash used in Investing Activities	(215,061)	(77,819)

FINANCING ACTIVITIES:
Net proceeds - revolving loan	244,603	376,704
Payments on capital leases	(52,413)	(46,761)
Payment of notes & loan payable	(82,630)	(111,491)
Due to Stockholders	(2,294)	(5,898)

Net Cash provided by Financing Activities	107,266	212,554

NET INCREASE IN CASH	$46,517	$109,571

Cash - Beginning of Period	40,852	23,500

Cash - End of Period	$87,369	$133,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$116,552	$113,596
Income Taxes Paid	$-0-	$-0-

Non-cash investing and financing activities:
Capital Lease obligations	$158,813	$-0-

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

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products and are recognized when products are shipped. Products are distributed directly to clinicians domestically and to distributors or related companies internationally who in turn market and sell the products to clinicians.

Note C – Line of Credit
On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank N.A., for a maximum loan amount of $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 2%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s inventory allocated for international sales and qualified international receivables as invoices are issued and assigned. The principal under the line of credit is due on demand with an annual financial review date of December 31. Currently, the line of credit has been extended to October 31, 2004.

The Company’s long-term debt agreements contain various loan covenants. Since the loans have been continually extended by CommerceBank N.A. the bank note payable is classified as short-term debt. CommerceBank N.A. is currently in the process of re-underwriting the loans.

Note D – Net Income (Loss) Per Share
The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months and nine months ended July 31, 2004, and three months ended July 31, 2003, the Company reported a net income and as such, common share equivalents were included in the computation of diluted net income per share. For the nine months ended July 31, 2003, the Company reported a net loss, hence no common share equivalents were included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

International	$1,008,072	$564,204	$2,626,259	$2,238,820
Domestic	345,473	384,492	1,012,778	911,593

Total Net Sales	$1,353,545	$948,696	$3,639,037	$3,150,414

Note F - Inventory
Inventories are recorded at the lower of cost or market under the first-in first-out method of accounting. At July 31. 2004, inventories consisted of finished goods held for sale comprised of dental implants, armamentarium, tools, devices and products purchased for re-sale; work-in-process of all parts in production requiring 30 to 90 days to completion.

Note G - Property and Equipment
Property and equipment are stated at cost and are depreciated over an asset’s estimated useful life on a straight line basis.

Note H – Patents & Registrations
Bio-Lok has protected is products and processes by obtaining patents both in the US and various countries; additionally, to enable Bio-Lok to market its products in the US and other contries FDA and ISO registration and certifications are completed. The costs incurred in obtaining the patents and registrations have been capitalized and are being amortized over twelve years or estimated useful lives, not to exceed 17 or 20 years, on a straight-line basis commencing with the month the costs are incurred.

Note I – Shipping and Handling
Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping are included in cost of goods sold.

Note J - Equity
In May 2004 Bio-Lok issued 9,000 shares of common stock at a cost of $6,390.  The shares were issued to clinicians for services rendered in support of marketing activities of the company.

In May 2004 Bio-Lok issued 75,172 shares of common stock at a cost of $17,290 which had been accrued in the prior year. The shares where issued pursuant to the 401k Plan and represented the company’s participation for 2003. Distribution was authorized by the Board on December 3, 2003.

In July 2004 Bio-Lok issued 60,000 shares of common stock at a cost of $31,200. The shares where issued to Directors for 2004 services.

Note K – Stock Options
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

A summary of the stock options issued is presented below as of July 31, 2004:

	Number of Options	Weighted Average Exercise Price

Stock Options
Balance at beginning of period	3,347,000	$.34
Granted	30,000.05
Exercised	-	-
Expired	-	-
Balance at end of period	3,377,000	$.34

Options exercisable at end of period	1,135,000	$.34

The following table summarizes information about stock options at July 31, 2004:

Exercise Prices	Number Outstanding at July 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2004	Weighted Average Exercise Price

$.05	80,000	8.19	$.05	30,000	$.05
.10	100,000	4.42	.10	100,000.10
.12	246,000	9.42	.12	-	.12
.13	1,546,000	9.42	.13	-	.13
.25	805,000	3.43	.25	805,000.25
.75	100,000	1.29	.75	100,000.75
3.00	100,000	1.29	3.00	100,000	3.00
(*)	400,000	-	-	-	-
	$3,377,000	3.62	$.34	1,135,000	$.34

(*)
Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to Bio-Lok; subsequent to the acquisition one individual became an employee and the other a consultant. (See Note 10(A) and (B)).

Note L – Legal Matters
The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note M - Liquidity
During the nine months ended July 31, 2004, the Company successfully controlled costs and continued to be profitable, realizing net income of $147,335 and cash flow from operations of $154,312. In addition as of July 31, 2004, the Company had an accumulated deficit of $659,571, positive working capital of $545,943 and positive stockholders’ equity of $2,059,715. As of July 31, 2004, the Company had $87,369 in cash, $1,171,123 in net accounts receivable, and $2,042,686 in inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $436,465, revolving loans payable of $2,010,307, and notes and loans payable – current of $406,189.

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

Note N – Notes Payable
Since December 31, 2003, CommerceBank N.A. in conjunction with Exim Bank have extended the Company’s $2,000,000 line of credit to October 31, 2004.

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

Revenue Recognition.    Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three and nine months ended July 31, 2004 and 2003 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three and nine months ended July 31, 2004 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 Months ended July 31, 2004 VS 3 Months ended July 31, 2003)

Volume    Net sales (revenues) for the quarter increased by 43% over the comparable prior year quarter. The increase in sales is attributable to growth of the international markets. The international market increased by 79% and the domestic market decreased by 10% over the comparable prior year quarter. The growth of the international market was due to an improved sales effort and the expansion into other countries. Domestic sales decreased due to a sales staff changes resulting in a temporary sales slowdown in certain markets.

Cost of Goods Sold    Cost of goods sold increased by 31% over the comparable prior year quarter. The increase reflects the continued production growth to cover sales gains as reflected from staff and rent increases and material purchase increases. The cost increases as a percent of sales where less than those incurred for the same period prior year and reflected an overall 3 basis point reduction in the cost of goods sold.

Gross Profit    Gross profit for the period increased by 48% over the comparable prior year quarter, and gross margin percentage increased by approximately three basis points due to continued productivity gains.

Selling Expenses    Selling expenses increased by 11% over the comparable prior year quarter. The increase is attributable to marketing efforts to expand market presence over the same prior year period. Overall, increases are expected to continue in the future and are primarily attributed to increased staff, increase in commissions paid on sales, increased travel and living cost, and promotional activities implemented.

Administrative & General Expenses     Administrative and general expenses increased by 67% over the comparable prior year quarter. The increase in expenses was attributable to the continued growth of the company and related growth in support functions via increased staffing, rent expenses, royalty cost incurred, bad debt expenses and the recording of stock expense for shares issued to third parties for services provided.

Operating Income    Results from operations increased by 189% over the comparable prior year quarter. The improved results are a direct result of increased revenues and cost controls in place.

Other Income/Expenses    Overall other income and expenses decreased by $35,075 to a loss of $(33,264) for the comparable prior year quarter.

Other expense costs decreased due to lower stock costs having been incurred.

Net grant activity for the quarter (income net of expenses) was positive and was realized on grants received for specific research having been completed for the period. Any NIH gain realized is limited to administrative and sub-contract costs being reimbursed.

Interest expense increased by 10% over the comparable prior year quarter, and was a result of higher debt outstanding and an increase in revolving debt charged.

Net Income    Net income for the quarter was $40,906 compared to a loss of $(42,661) for the comparable prior year quarter or a 195% improvement. The improved results are due to the continued gain in sales and expense controls in place.

RESULTS OF OPERATION (9 Months ended July 31, 2004 VS 9 Months ended July 31, 2003)

Volume    Net sales (revenues) for the nine months ending July 31, 2004, increased by 16% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 11% and the international market by 17% over the comparable periods. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold    Cost of goods sold for the nine months increased by 9% over the comparable prior year period. The resulting increase is due to increased sales in 2004. Increased sales resulted in increased production and in turn a reduction in the cost of goods to net sales of 2 basis points. Expense increases incurred where for staff, rent, outside manufacturing processes, material purchases, factory maintenance, and research and development costs.

Gross Profit    Gross profit for the nine month period increased by 19% over the comparable prior year period, and the related gross margin percentage increased from 66% to 68%. The improvement is a direct result from a reduction in cost of goods realized due to increased production requirements to meet sales demand.

Selling Expenses    Selling expenses basically reflect no change over the comparable prior year period. The slight decrease is attributable to no hire expenses having been incurred nine months year-to-date over the same prior year period. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses     Administrative and general expenses increased by 20% over the comparable prior year nine month period. The increased expenses are attributed to continued market development. Staff costs, system requirements, office expense, professional fees, freight costs, bad debt expense allowance to formula due to increased receivables outstanding, royalty expenses incurred due to higher sales realized, and stock expenses incurred for the payment of services to third parties.

Operating Income    Results from operations totaled $124,284 compared to a loss of $(29,914) for the same prior year period or an improvement. The improved results achieved are a direct result of increased revenues realized and cost controls in place.

Other Income/Expenses    Overall other income and expenses decreased from a gain of $61,313 to a gain of $23,051. Other expenses was lower due to reduced stock costs incurred for payment of outside. Net grant activity for the period (income net of expenses) was positive, was realized for grants received for specific research being completed, and gain realized was administrative costs incurred. Other income year-to-date was also realized from added insurance proceeds received from the 2001 machine fire totaling $75,000. Interest expense increased by 3% over the comparable prior year period, and the higher results was due to higher debt outstanding.

Net Income    Net income for the nine months was $147,335 compared to a loss of $91,227 for the comparable prior year period or a 261% improvement. The improved results are due to the continued gain in sales, market penetration and expense controls in place.

LIQUIDITY and CAPITAL RESOURCES

On March 26, 2003, the Company replaced its $1,500,000 asset-based credit facility with a working capital line of credit of $2,000,000 utilizing CommerceBank NA at an interest rate 2% above the Prime Rate. The facility is secured by substantially all of the Company’s assets. The line of credit is an asset-based line of credit for the financing of foreign accounts receivables and inventory destined for export. The amount available under the line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. issued a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivables. The amount available under this line of credit is subject to a monthly borrowing base, as defin ed in the agreement. The interest rate for both of these facilities is the published Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under the lines of credit are due on demand with an annual financial review date of December 31. The collateral for these facilities consists of a blanket, first priority UCC-1 lien on all of the Company’s assets. As of December 31, 2003, the line has been continually extended and now expires October 31, 2004.

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio continues to increase and was 1.19 on July 31, 2004, up from 1.15 on October 31, 2003, due to sales and inventory growth. Inventory growth includes the development and creating a base stock of a new product line to be introduced to the market once final registration with the FDA is complete.

The Company’s revolving loan payable increased by $244,603 nine month year to date. The increase was due to the continued market development initiated by management and related inventory development. As market penetration and related sales growth are achieved, the current ratio is expected to continue to increase in fiscal year 2004.
In an effort to increase sales related to the Company’s business, Company has actively been developing its sales domestic force since 2002. Managements plan is to continually improve market penetration. These plans include the continued effort to increase sales at a comparable rate for the rest of fiscal year 2004.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company has no capital expenditure commitments outstanding at July 31, 2004.

OUTLOOK

Net income objectives for the first nine months 2004 resulted in a gain from the budgeted amount and management expects to continue to operate at a break-even or slight profit over the ensuing months due to its continued growth.

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

The Company and its management, with the Audit Committee, has established and in place procedures for (1) the receipt, retention, and treatment of complaints received regarding accounting, internal accounting controls, or auditing matters; and (2) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Additionally, the Company adhears to ISO and FDA regulatory requirements, registration and/or certifications.

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

PART II.

Item 2.	Changes in Securities

In May 2004 Bio-Lok issued 9,000 shares of common stock at a cost of $6,390. The shares were issued to clinicians for services rendered in support of marketing activities of the company.

In May 2004 Bio-Lok issued 75,172 shares of common stock at a cost of $17,290 which had been accrued in the prior year. The shares where issued pursuant to the 401k Plan and represented the company’s participation for 2003. Distribution was authorized by the Board on December 3, 2003.

In July 2004 Bio-Lok issued 60,000 shares of common stock at a cost of $31,200. The shares where issued to Directors for 2004 services.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Stockholders Meeting held on June 24, 2004, the following items where approved by the solicitation of proxies and stockholders present at the meeting:

1.	Election of the following individuals as Directos:

-	elected	Harold Weisman, Esq.

-	term of office continued	Bruce L Hollander Ingo K Kozak Neil H. Smith

2.	Election of the continued engagement of the CPA Firm of Daszkal Bolton LLP as the Company’s independent auditors for fiscal year 2004.

Election results for both matters listed above where 98% for and 2% abstaining of a total of 6,270,526 shares voting or 87%. A total of 7,237,873 shares outstanding as of the record date of the close of business on May 10, 2004.

Item 6.	Exhibits, Lists and Reports on Form 8-K

(a)	Exhibits

Exhibit #	Description

3.1	Articles of Incorporation *

3.2	By-Laws * Amendment to By-Laws *

5	Opinion re legality *

21	Subsidiaries of Registrant included in the Consolidated Financial Statements of the Issuer are:

Name of entity	Incorporation State or Cntry
Orthogen Corporation	New Jersey
Micro-Lok Mexico S.A.CE C.V.	Mexico DF
Bio-Lok Chile S.A.	Chile
Bio-Lok Int’l. Pty. Inc.	Australia

	31.1	Certification by Pres. & CEO pursuant to Sec. 302

	31.2	Certification by VP-Fin. & CFO pursuant to Sec. 302

	32.1	Certification pursuant to Sec. 906 by CEO

	32.2	Certification pursuant to Sec. 906 by CFO

*	Filed previously

   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: September 21, 2004	By:	/s/ Bruce L. Hollander

Bruce L. Hollander President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Date: September 21, 2004

/s/ Bruce L. Hollander

Bruce L. Hollander President, CEO and Director

Date: September 21, 2004

/s/ Ingo K. Kozak

Ingo K. Kozak VP - Finance, CFO, Secretary and Director

