Form 10KSB
period 2004-10-31
BIO LOK INTERNATIONAL INC
filed 2005-01-31
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ended October 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of small business issuer in its charter)

DELAWARE	65-0317138
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

312 /368 S. Military Trail, Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (954) 698-9998
Securities registered pursuant to Section 12 (b) of the Exchange Act:    None
Securities registered pursuant to Section 12 (g) of the Exchange Act:    None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer’s revenues for its most recent fiscal year $4,949,326.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: October 31, 2004, $1,402,800.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 31, 2004, the Registrant had 7,319,873 Common Stock shares outstanding, at a par value $.01 per share.

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

Bio-Lok is the manufacturer and distributor of the Bio-Lok Precision Dental Implant System. The system represents an all-inclusive product line which is augmented with a few products purchased for resale on a private label. The products are marketed domestically direct to the end-market, and internationally on a country-by-country basis via select Distributors or a majority owned Company facility. The Company is compliant with good manufacturing practices (GMP) and registers its products with the Federal Drug Administration (FDA), and is ISO 9001, EN 13485 and CE mark certified.

Business of Issuer

Bio-Lok’s principal product consists of a line of dental implants, their prosthetic components, tools, devices, irrigated spade drills, and membranes and bone augmentation materials for use around implants. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchors (root form) shaped like screws or cylinders which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (Hydroxylapatite, Titanium Plasma Sprayed, treated via a resorbable blasted material - “Osseo-Lok”, passivated, and other like processes), which are bonded to the implant to enhance the bonding and bone growth process resulting in improved osseointegration.

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, and other similar disciplined individuals. Implants can have a high success rate if placed properly and expertly. With proper oral care and regular dental visits, implants have lasted as long as 20 years and may last a lifetime.

Through its subsidiary, Orthogen Corporation, the Company is engaged in research and development of new or improved products for use in the medical industry, particularly the dental industry. The entity works with numerous institutions, has in the past and still today has been awarded NIH Grants for specific research.

Products, services and markets
The dental products Bio-Lok manufactures and markets consists of the following key products:

(a)	Laser-Lok Implants (NEW for 2005; Laser Micro-Machined Collar)

—	in a 3.45mm, 4.00mm, 5.00mm and 6.5mm Platform, with body styles as follows:

–	Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

–	Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

–	Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

–	Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

(b)	Hex Top Implants

—	in a 3.45mm, 4.00mm and 5.00mm Platform, in the following body styles:

–	Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

–	Micro-Lok Screw Implant 3.45mm body to head;

–	Micro-Lok Cylinder Implant 3.45mm body to 4.00mm head;

—	6.50 mm Platform in a body style as follows:

–	Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

(c)	“IC” - Internal Connection Implants (NEW in 2004)

—	in a 3.45mm, 4.00mm, 5.00mm and 6.5mm Platform, with body styles as follows:

–	Silhouette Screw Implant with a tapered body from 4.0mm to 2.5mm;

–	Silhouette Screw Implant with a tapered body from 4.5mm to 2.5mm;

–	Silhouette Screw Implant with a tapered body from 5.5mm to 3.3mm;

–	Silhouette Screw Implant with a tapered body from 7.0mm to 4.0mm;

(d)	Armamentarium, Tools and Devices

—	an extensive line of prosthetic abutments providing a practitioner ease of identifying options available for completion of any prosthesis; including a Tapered Chimney Abutment;

—	New in 2004 a Ceramic Abutment in a straight Chimney design and New for 2005 a ceramic abutment in a 15 degree angled abutment configuration;

—	all necessary tooling and devices for both placement of the implants and for completion of a prosthesis;

—	a large selection of four(4) fluted (longitudinal cutting surfaces) spade drills, pilot drills, fissure bur, countersinks and counter bores;

(e)	Other products marketed and sold on a resale basis:

—	Mem-Lok™ Collagen Resorbable Membrane in 15x20, 20x30 and 30x40mm size

—	SurgiPlaster Calcium Sulphate 9.5 gm.

—	Surgical motors and hand pieces made by either Aseptico or W&H

Distribution
Domestically the Company markets the Bio-Lok Precision Dental Implant System directly to the end market - clinicians, dental specialists and institutions. The Company is expanding its market presents and is actively engaged in the hire of a national sales force. The development of the domestic market is continuing and is expected to grow the Company over the following years.

Internationally, Bio-Lok sells and markets its products via distributors and majority owned subsidiaries. Presently, the Company has contracts outstanding with over 15 Distributors, has set up three (3) majority owned subsidiaries and is continually engaged in soliciting and establishing added international relationships.

Competition
The Company’s competition consists of a number of entities - approximately 10 primary competitors. The major competitors are Astra, Nobel Biocare, Zimmer Dental (previously Centerpulse), and BioMed Inc. - Implant Innovations Inc. (3I), LifeCore Biomedical, Straumann - ITI implant, and other smaller implant companies. To compete and overcome the competitor(s)’ advantages in the marketplace, Bio-Lok offers to the market a product line designed and manufactured in-house: representing a "State of the Art" product line based on today's technology by having incorporated into the system unique and patented designs including Laser-Lok micro-machined collar, upper and lower journal design, thread design, seals and other features which provide strength and fit. Due to these factors, Bio-Lok anticipates being able to penetrate the existing dental implant market and gain market share as it completes the development and implementation of its business plan and objectives.

Raw Materials
The material used in manufacturing the dental product line are medical grade titanium alloy (ASTM F1472 Rev: 02 [Ti 6AL4V]), gold alloy, stainless steel and ceramic. Titanium is inert to body tissue and bone, and is an alloy which has the unique ability after being placed to form a permanent biological bond with living tissue. Research in the use of ceramic and other materials has been completed and is continually underway, particularly for use as an abutment. The availability of these materials is good, however titanium prices have risen 40% over the past year.

Financial Information about Industry Segments
The Company captures data for segmentation of its business activity via sales by geographic areas. To accumulate information for assets and expenses is not practical as the product line manufactured by the Company is not unique to any other market.

Patents and Trademarks
The Company owns a number of patents. These patents were obtained by, or have been transferred and assigned to, the Company. The Company has been granted a total of twenty three (23) patents and has eight (8) patents pending.

A significant patent award received in 2004 was for CS-TR. Calcium Sulfate - Time Release (CS-TR) consists of a composition having a controlled resorption rate for stimulating bone growth from eight to twenty-four weeks, which substantially matches the rate of bone growth and can be utilized for the repair, augmentation and other treatments of bone. Presently, final clinicals are being completed and product registering of all claims with the FDA is in process. It is anticipated that the product will be available to the market by late Summer 2005.

The Company has filed trademarks as available for its dental implant product line names and logos, and to date has been awarded three (3) trademarks.

Regulatory
The Company has continually maintained and updated as necessary its ISO 9001 / EN 13485:2001 and Annex II (CE mark) certification to continue to permit the Company to import and market its products within the European Economic Community (EEC). ISO certification is required to permit the Company to import its products into the EEC or any other Country that has adopted the ISO rules, regulations and policies.

The Company has registered its products with the Federal Drug Administration (FDA) as required, obtaining numerous 510(k’s) and adheres to the GMP guidelines established by them. FDA registration for the product line is required by the US Government to enable the Company to present and detail the merits, quality and performance of its products.

Research and Development
Product research is being done continually on the existing product line. New ideas and concepts relating to dental implantology are continually being evaluated. New products will be and are being brought to market as clinical evaluations, studies and testing are completed, and FDA and ISO registration, if required or necessary, are obtained.

During 2004 the Laser-LokTM style implant research and subsequent registration with the US FDA was completed and the following claims have been accepted:

Soft tissue attachment to the Laser-Lok surface treatment and the alignment of its micro-grooves inhibits epithelial down-growth on Silhouette Laser-Lok and Silhouette IC Laser-Lok Implants.

The Laser-Lok treated collar on the Silhouette Laser-Lok and Silhouette IC Laser-Lok Implant has been shown to attach and retain bone adjacent to the implant. a,b

a.    Bone Response to Laser Microtextured Surfaces by Ricci, J.L., Charvet, J., Frenkel, S.R., Chang, R., Nadkarni, P., Turner, J., Alexander, H.; Chapter 25 in: Bone Engineering, ed; JE Davies, 2000, Em2 Inc., Toronto (pages 8 & 9).

b.    Advanced Surface Microtexturing Techniques to Enhance Bone and Soft Tissue Response to Dental Implants by Weiner, S., Simmon, J., Ehrenberg, D.S., Zweig, B., Ricci, J.L.: presented at the Academy of Osseointegration 2003 Annual Meeting, Boston and pending publication in the International Journal of Oral and Maxillofacial Implants.

The Laser-Lok surface treatment on the collar does not reduce the safety and inflammation performance of Silhouette Implants.

Silhouette Laser-Lok and Silhouette IC Laser-Lok Implant Description.    Dental implants are hex top or IC (internal connection), incorporate a self-tapping tapered implant design that provides lateral compression of the osteotomy site to greatly improve primary stability, and have a two millimeter collar which is laser machined for improved tissue adhesion. The surface configuration of the implants has been carefully designed and should not be modified. Laser-Lok surface treatment has been applied to the collar portion of the implants for improved bone and soft-tissue interface performance. The technology consists of microscopic uniform pattern grooves applied to the collar of the implant at 12 micron grooves are applied for cortical bone section and 8 micron groves for soft tissue control.

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

Report to Security Holders

The Company has filed all requisite reports with the SEC. Reports filed for the years 2004 and 2003 are on Forms 10-QSB, 10-KSB and 8-K.

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

The Company’s principal executive office and manufacturing facility are located in Deerfield Beach, Florida. The facilities are considered to be in good condition and consist of 7,690 sq. ft. of leased plant and 5,500 sq. ft. of leased office space. Both spaces are located in Deerfield Beach, Florida approximately 300 feet from each other. The Company’s manufacturing facility consists of numerous automated CNC Swiss and manual lathe machines.

The Company also maintains a facility in Springfield, New Jersey, for Orthogen Corporation, its wholly owned subsidiary. The facility consists of 900 sq. ft. of leased office space.

ITEM 3.	LEGAL PROCEEDINGS

No legal proceedings exist.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only matters put to a vote of Security Holders for 2004 was the election of Directors and the appointment of the independent Auditor at an annual stockholders meeting held on May 1, 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Company’s common stock has been trading on the NASD OTC Electronic Bulletin Board under the symbol “BLLI” since May 2000. The following table sets forth the quarterly high and low bid prices of the Company’s common stock for the fiscal years ended October 31, 2002 to 2004, as reported on the OTC Bulleting Board. Such quotes do not necessarily reflect actual transactions or value since the stock is thinly traded.

	BID PRICES .
	HIGH	LOW
Quarter Ended October 31, 2002	$0.23	$0.17
Quarter Ended January 31, 2003	$0.30	$0.30
Quarter Ended April 30, 2003	$0.24	$0.10
Quarter Ended July 31, 2003	$0.25	$0.19
Quarter Ended October 31, 2003	$0.32	$0.25
Quarter Ended January 31, 2004	$0.59	$0.51
Quarter Ended April 30, 2004	$0.75	$0.71
Quarter Ended July 31, 2004	$0.51	$0.51
Quarter Ended October 31, 2004	$1.45	$0.75

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company understands that eight member firms currently act as market makers for the Company’s common stock.

The Company has only one class of common stock which is publicly-traded. As of October 31, 2004, there were approximately 600 shareholders of record of the Company’s common stock issued and outstanding. A number of these shares are held in “street” name and may, therefore, be held by several beneficial owners.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Stockholders’ Equity
During the fiscal year ending October 31, 2003, 490,549 shares of common stock were issued; 200,000 under and employment and consulting agreement; 144,000 for services; 401(k) company matching contribution totaling 116,549; 20,000 as a part of an employee promotion; and, 10,000 for the exercise of a Purchase Warrant Option.

During the fiscal year ending October 31, 2004, 166,172 shares of common stock were issued; 401(k) company matching contribution totaling 75,172; and, 91,000 for services.

As of October 31, 2004, there where 20,000,000 shares of common stock authorized and 7,319,873 shares of common stock issued and outstanding; and 500,000 shares of Preferred Stock authorized and none outstanding.

Dividends
The Company paid no dividends during the fiscal year ended October 31, 2004. The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company’s earnings, its capital requirements and its financial condition, as well as other relevant factors.

The Company does not anticipate the payment of any dividends in the near future and is restricted from paying a dividend under its current Bank Loan agreement and EximBank US credit insurance guarantee. The Board of Director adheres to a policy of retaining earnings for growth and development.

Recent Sales of Unregistered Securities
There has been no sale of unregistered securities sold by the Company within the last three years.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,842,000	$0.1300	-0-

Equity compensation plans not approved by security holders	1,535,000	$0.3360	-0-
Total	3,377,000	$0.3360	-0-

(1)	See Note 13 to the Consolidated Financial Statements for information with respect to the identity of option holders and the terms of their options.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere herein. The information that follows includes results for the fiscal years ended October 31, 2004 and 2003.

Sales and Profits. [2004 vs. 2003] Net revenues for 2004 increased by $661,313, or approximately 15%, over prior year results. The increase was due to gains in both the domestic and international markets. The domestic market grew by 13% while international grew by 16%. Both markets are expected to continue grow at over 25% in the following years.

Gross margins on net sales decreased from 65% in 2003 to 64% in 2004 (after adjusting 2003 for Research and Development expenses being reclassified under a separate line item). The decrease was due to the continued sales growth and new market penetration achieved.

Selling expenses for the year increased by $84,992 or 7%, from prior year results. The increased costs incurred are attributed to staff additions, higher commissions paid and general increases due higher sales realized. These costs are expected to increase as management continues to develop the domestic market and expand its international presence. During 2005, individuals will be added to the domestic staff, and internationally added distributors are anticipated to be brought on-line in Europe, South and Central America, and Asia.

General and administrative expenses increased by $166,134, or 13%, over prior year results. The increased costs incurred are a direct result of the domestic market growth and development support. Expenses are anticipated to continue to increase as the business grows and objectives are met.

Research and development expenses for the year increased $169,294, or 129%, over prior year results. The increase was due to added research being completed on the Laser-Lok implants and calcium sulfate - time/release.

Income from operations for 2004 totaled $138,511 compared to $155,126 in 2003, a $16,615 reduction from prior year. The decrease is a direct result of management electing to continue to hire a domestic sales staff and increased research and development costs incurred. The development of the domestic market will continue over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

Interest expenses totaled $162,648 in 2004 compared to $149,745 in 2003, reflecting greater borrowings outstanding for 2004.

Insurance proceeds received for 2004 consisted of business interruption insurance recovery realized from the 2001 machine fire. All insurance claims and benefits have now been received and paid.

The Company’s net income for the year totaled $51,537, compared to $9,304 in the prior year. The results for 2004 resulted in a net income per common share of $.01 compared to $.0014 per share in 2003, based on 7,218,264 and 6,820,355 average number of shares outstanding, respectively.

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

Gross margins on net sales increased from 65% in 2003 from 64% in 2002. The increase was due costs incurred for the continued development of new products - tapered chimney abutment, laser-lok implants, and etc.

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

Income from operations (restated due to break-out of Research & Development Expenses as a separate line item) for 2003 totaled $131,540 compared to a loss of $763,700 in 2002, a turn-around of $895240 for the period. The decrease is a direct result of management electing to stop hiring a domestic sales staff for a period of time. The development of the domestic market will continue over the ensuing years. Management is actively attempting to penetrate the dental implant market to achieve 10% of total market.

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

Liquidity and Capital Resources.  On March 26, 2003, the Company replaced its $1,500,000 asset-based credit facility with a working capital line of credit of $2,000,000 utilizing CommerceBank NA. This line of credit is an asset based line of credit to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. EximBank US is guaranteeing 90% of the loan. Under the second facility, CommerceBank, N.A. commits to issue a revolving line of credit in the amount of $250,000. This line of credit is an asset based line of credit to finance domestic accounts receivable. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the agreement. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets. As of October 31, 2004, the current line has been extended to December 31, 2004, to permit the Bank to process a renewal. A new financial agreement has been entered into with CommerceBank NA effective December 30, 2004, increasing the total line of credit from $2,000,000 to $2,750,000 (See Note 18 - Subsequent Events of the Financial Statement attached hereto).

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

The Company’s current ratio increased to 1.26 on October 31, 2004, from 1.15 on October 31, 2003, due to sales growth. During 2004, the Company’s revolving loan payable increased by $133,728 and this increase was due to the continued growth and market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to continue to increase.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force since 2002. The management plan has improved sales by 15% for the fiscal year 2004 and 48% for the fiscal year 2003. Management plans to continue its efforts to increase sales at a comparable rate for the fiscal year 2005.

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

The Company anticipates having adequate capital and liquidity for the next 12 months. The Company has a commitment to purchase a machine to be leased at October 31, 2004.

Critical Accounting Policies.  The Company believes the following are its most critical accounting policies in that they are the most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

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

Outlook for fiscal year 2005.  The development of the dental implant market both domestic and international represents the primary objective of management. The growth potential is further enhanced due to the introduction of the Laser-Lok implants and by the summer 2005 the Calcium Sulfate-Time/Release bone augmentation products. Management will continue to reinvest profits to continue to grow the Company and expects to continue to achieve a break-even or be marginally profitable in 2005.

ITEM 7.	FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and the Independent Accountants’ Reports thereon, commencing on page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herewith by their reference. Summary financial results are as follows:

BIO-LOK INTERNATIONAL INC.

October 31, 2004
Balance Sheet:
Current assets	$3,255,722
Property and Equipment, Net	1,224,530
Other assets	318,480
Total Assets	4,798,732
Current liabilities	2,588,295
Non-current liabilities	205,866
Stockholders’ Equity	2,004,571

	YEAR ENDED
	Oct. 31, 2004	Oct. 31, 2003*
Income Statement:
Net Sales	$4,949,326	$4,288,013
Gross Profit	3,189,161	2,785,356
Sales Expense	1,275,496	1,190,504
General & Admin. Exp	1,474,683	1,308,549
Research & Development	300,471	131,177
Income from Operations	138,511	155,126
Other Expenses	86,973	145,822
Net Income	51,537	9,304

* Recast to compare to 2004 results for break out of Research & Development on a separate line.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed Weinberg & Company, PA (“Weinberg”) on May 13, 2003, and the board of directors of the Company engaged Daszkal Bolton LLP (“Daszkal Bolton”) as of May 15, 2003, to replace Weinberg. Weinberg’s report on the Company’s financial statements for the fiscal year ended October 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Weinberg was recommended and approved by the board of directors of the Company.

During each of the Company’s fiscal years ended October 31, 2004 and 2003, and the interim period through January 31, 2003, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such year. The Company had authorized Weinberg to respond fully to the inquiries, if any, of Daszkal Bolton with regard to any accounting or financial matters relating to the Company.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended January 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 31, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the fiscal year ended October 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors of Bio-Lok hold offices for either one (1) or two (2) year terms. Terms are set each year as Directors are nominated and subsequently elected at the Company’s Annual Meeting of Shareholders, last held on May 1, 2004.

Directors and Executive Officers
The following is a list of the names and ages of all Board of Directors and Executive Officers of the Company, their positions and offices held by each such person, and each such person's principal occupation(s) or employment(s) during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company is preliminarily scheduled for March 30, 2005.

Positions and Offices Held and Principal
Occupations or Employment During
Name and Age	Past Five Year

Bruce L. Hollander (66)	Chairman of the Board, CEO and President; with the
Company since December 1995; Director since 1995;
present term as Director expires 2005;

Ingo K. Kozak (63)	Director, CFO and VP-Finance & Administration;
with the Company since February 1994; Director since
February 1995; present term as Director expires 2005;

Neil H. Smith (63)	Director; Audit Committee Chairman, retired and
past Co-Chairman & CFO of Express Shade, Inc.;
Director since 1996; present term as Director expires 2005;

Harold Weisman, Esq. (71)	Director; Attorney at Law, Delray Beach, FL; Director
since 1996; present term as Director expires 2005.

Patricio Nilo (41)	Vice President Sales and Marketing; with the Company
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

There are no family relationships among the directors and executive officers of the Company.

Board Meetings and Committees
The Board of Directors of the Company held a total of four meetings during the fiscal year ended October 31, 2004. During the fiscal year 2004, no director attended fewer than 75% of the meetings of the Board of Directors and its committees upon which such director served. The Board of Directors has an Audit Committee, an Executive Committee and a Compensation Committee. The Board of Directors has no nominating committee or any committee performing similar functions.

The information contained in the following sections entitled “Audit Committee” and “Audit Committee Report” shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporated such information by reference into such filings.

Audit Committee
The Audit Committee of the Board of Directors consisted of Mr. Neil H. Smith who is “independent” within the meaning of the National Association of Security Dealers, Inc.’s listing standards. To this extent, an audit committee member is deemed to be independent if he does not possess any vested interest related to those of management and does not have any financial, family or other material personal ties to management.

The Board of Directors has determined that the member of the audit committee qualifies as an “audit committee financial expert” within the meaning of Item 401(e)(2) of Regulation SB. The audit committee has met four times during fiscal 2004 and has adopted a written charter the functions of which include among others: recommending to the Board of Directors the retention of independent public accountants, subject to stockholder approval; reviewing and approving the planned scope, proposed fee arrangement and results of the Company’s annual audit; reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls; and reviewing the independence of the Company’s independent accountants.

Audit Committee Report
The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended October 31, 2004 with the Company’s management. The Audit Committee has discussed with Daszkal Bolton LLP, the Company’s independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

The Audit Committee has also received the written disclosures and the letter from Daszkal Bolton LLP required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committee and the Audit Committee, and the Audit Committee has discussed the independence of Daszkal Bolton LLP with that firm. The Audit Committee reviewed non-audit services provided by its independent accountants for the last fiscal year, and determined that those services did not impair the accountants’ independence. The Audit Committee is also responsible for handling disagreements with the Company’s independent accountants or the termination of their engagement.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee /s/ Neil H. Smith

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the annual compensation attributable to the President and VP’s of the Company for the fiscal years 2004, 2003 and 2002:

					Long-Term Compensation
	Annual Compensation				Awards			Payouts
						Securities
					Restricted	underlying
				Other Annual	Stock	options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards(s)	SARs	Payouts	Compensation
principal position(s)	Year	($)	($)	($)	($)	(#)	($)	($)

Hollander, Bruce L.	2004	165,000	30,000	19,476	-0-	-0-	-0-	-0-
President and CEO	2003	150,000	20,000	-0-	-0-	-0-	-0-	-0-
	2002	150,000	15,000	-0-	-0-	100,000	-0-	-0-

Kozak, Ingo K.	2003	120,000	25,000	15,810	-0-	-0-	-0-	-0-
VP-Finance & Admin.,	2003	105,000	15,000	-0-	-0-	-0-	-0-	-0-
CFO and Secretary	2002	100,000	10,000	-0-	-0-	70,000	-0-	-0-

Nilo, Patricio	2004	105,000	20,000	17,887	-0-	-0-	-0-	-0-
VP-Sales & Marketing	2003	95,000	10,500	-0-	20,000	50,000	-0-	-0-

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
NONE

Security Ownership of Management
The following table sets forth the number of shares of the Company’s common stock beneficially owned by the CEO and by all Directors and Officers of the Company as a group on October 31, 2004, unless otherwise indicated in footnotes. Each person and member of the group has sole voting and investment power with respect to the shares shown:

	Beneficial
Name and Office	Shares owned		Percent

Hollander, Bruce L. (Director, CEO and President)	3,627,817	(a)	33.9

Kozak, Ingo K. (Director, CFO and VP-Finance & Admin.)	1,313,017	(b)	12.3

Alexander, Harold (Director and President of Orthogen)	526,232	(c)	4.9

Smith, Neil H. (Director)	123,000	(d)	1.2

Weisman, Harold (Director)	115,000	(e)	1.1

Nilo, Patricio A. (VP-Sales and Marketing)	328,563	(f)	3.1

All Directors and Officers of the Company	6,033,629	(g)	56.3

Total Common Stock Shares outstanding at October 31, 2004	7,319,873

Total Common Stock Shares and Options outstanding at October 31, 2004	10,714,200

Total Common Stock Shares authorized	20,000,000

Total Preferred Stock Shares authorized	500,000

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

The Company has employment agreements outstanding since 1997 with its President and Vice Presidents. These contracts are automatically renewed annually on October 31 for five, four and two years, respectively.

The Company, at the time of the acquisition of Orthogen Corporation, entered into an employment agreement with its elected President and a consulting agreement with a doctor and associate professor. These contracts expire March 2005.

No other contracts had been entered into and were outstanding as of October 31, 2004.

Management from time-to-time utilizes their personal credit cards for the purchase of goods and services. (See Note 8, “Related Parties,” of the Consolidated Financial Statements attached hereto for added detail.)

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *

3.2	By-Laws*

Amendment to By-Laws*

5	Opinion re legality *

21	Subsidiaries of the Registrant included in the Consolidated Financial Statements of the Issuer are:

	Incorporation	Organization
Name of entity	State or Cntry	type

Orthogen Corporation	New Jersey	research & development

Micro-Lok Mexico S.A. DE C.V.	Mexico DF	sales & marketing

Micro-Lok Chile S.A.	Chile	sales & marketing

Bio-Lok Int’l. Pty. Inc.	Australia	sales & marketing

31.1	Certification by Pres. & CEO pursuant to Sec. 302

31.2	Certification by VP-Fin. & CFO pursuant to Sec. 302

32.1	Certification pursuant to Sec 906 by CEO

32.2	Certification pursuant to Sec 906 by CFO

*	Filed previously

(b)	Reports on FORM 8-K

10/28/04	Laser-Lok machined collar providing soft tissue and bone attachment on the Silhouette implants.

BIO-LOK INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2004 AND 2003

CONTENTS

PAGE	F - 1	CONTENTS

PAGE	F -2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 3	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2004

PAGE	F - 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

PAGE	F - 5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

PAGES	F-6- F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

PAGES	F-8- F-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2004

F-1

Michael I. Daszkal, C.P.A., P.A.
Jeffrey A. Bolton, C.P.A., P.A.
Timothy R. Devlin, C.P.A., P.A.
Michael S. Kridel, C.P.A., P.A.
Marjorie A. Horwin, C.P.A., P.A.
Patrick D. Heyn, C.P.A., P.A.
Gary R. McConnell, C.P.A., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Bio-Lok International, Inc. and Subsidiaries (the “Company”) as of October 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2004 and the results of their operations and their cash flows for the two years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Boca Raton, Florida
January 5, 2005

2401 NW Boca Raton Boulevard w Boca Raton, FL 33431-6632 wt: 561.367.1040 wf: 561.750.3326 2401 PGA Boulevard, Suite 196 wPalm Beach Gardens, FL 33410-3500 wt: 561.367.1040 wf: 561.624.1151
PGAOB Registered	www.daszkalbolton.com F-2	AGN Affiliated Offices Worldwide

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2004

ASSETS

CURRENT ASSETS
Cash	$24,133
Accounts receivable, net	1,103,887
Inventory	2,063,962
Prepaid expenses and other current assets	63,740
Total Current Assets	3,255,722

PROPERTY AND EQUIPMENT - NET	1,224,530

OTHER ASSETS
Patents, net	207,608
Inventory	80,989
Deposits and other assets	29,883
Total Other Assets	318,480

TOTAL ASSETS	$4,798,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving loans payable	$1,899,432
Notes and loans payable	224,713
Capital lease obligations - current portion	68,810
Accounts payable	135,409
Accrued expenses and other payable	259,931
Total Current Liabilities	2,588,295

LONG-TERM LIABILITIES
Capital lease obligations - non-current	124,616
Notes and Loans payable - non-current	81,250
Total Long-Term Liabilities	205,866

TOTAL LIABILITIES	2,794,161

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.75 par value, 500,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,319,873 shares issued and outstanding	73,199
Additional paid-in capital	2,694,018
Accumulated deficit	(755,369)
Treasury stock (17,327 common shares), at cost	(7,277)
Total Stockholders’ Equity	2,004,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,798,732

See accompanying notes to the consolidated financial statements. F-3

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003*

SALES - NET	$4,949,326	$4,288,013

COST OF SALES	1,760,166	1,502,657

GROSS PROFIT	3,189,161	2,785,356

OPERATING EXPENSES
Selling expenses	1,275,496	1,190,504
General and administrative expenses	1,474,683	1,308,549
Research & Development	300,471	131,177
Total Operating Expenses	3,050,650	2,630,230

INCOME FROM OPERATIONS	138,511	155,126

OTHER (EXPENSE) INCOME
Other income	—	4,039
Interest expense	(162,648)	(149,745)
Other expense	(272)	(116)
Gain from business interruption insurance recovery	75,946	—
Total Other Expense	(86,974)	(145,822)

NET INCOME	$51,537	$9,304

Net income per common share:
Basic	$.01	$.00
Diluted	$.01	$.00
Weighted average number of shares outstanding during the period:
Basic	7,218,264	6,820,355
Diluted	9,793,191	8,355,355

*	Recast to be comparable to 2004 data segregation for “Research and Development” as a separate line item under Operating Expenses.

See accompanying notes to consolidated financial statements. F-4

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Total
Balance, October 31, 2002			$6,663,152	$66,632	$2,380,330	$(816,210)	$(7,277)	$1,623,475

Issuance of shares for services			90,000	900	16,300			17,200
Issuance of shares for services			54,000	540	7,370			7,910
Issuance of shares per employment & consulting agreement			200,000	2,000	28,000			30,000

Issuance of common stock - 401(k) Plan for 2002			116,549	1,165	16,317			17,482
Issuance of shares - promotion			20,000	200	2,200			2,400
Issuance of shares for exercise of Purchase Warrant Option			10,000	100	900			1,000
Stock Option amortization - issued for services					62,037			62,037
Net Income 2003						9,304		9,304
Balance October 31, 2003			$7,153,701	$71,537	$2,513,454	$(806,906)	$(7,277)	$1,770,808

Issuance of shares for services			9,000	90	6,300			6,390

Issuance of common stock per - 401(k) Plan for 2003			75,172	752	16,538			17,290
Issuance of shares for services			60,000	600	30,600			31,200
Issuance of shares for services			22,000	220	11,000			11,220
Stock Option amortization - issued for services					116,126			116,126
Net Income 2004						51,537		51,537
Balance - October 31, 2004			$7,319,873	$73,199	$2,694,018	$(755,369)	$(7,277)	$2,004,571

See accompanying notes to consolidated financial statements. F-5

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,537	$9,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	180,969	147,672
Provision for doubtful accounts - net of recoveries	(13,067)	(20,933)
Issuance of common stock for services	66,100	75,992
Amortization of stock options for services	116,126	62,037
Changes in operating assets and liabilities:
Accounts receivable	(115,428)	(172,687)
Inventory	(105,631)	(120,388)
Prepaid expenses and other current assets	9,854	(32,118)
Deposits and other assets	(14,582)	3,101
Accounts payable and accrued expenses	42,518	(100,563)
Due to stockholders	(2,294)	(7,899)
Net Cash Provided by (Used In) Operating Activities	242,236	(156,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139,706)	(34,446)
Proceeds from sale of property and equipment	35,000
Proceeds used to acquire patents	(107,610)	(73,310)
Net Cash Used In Investing Activities	(212,316)	(109,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(78,987)	(62,199)
Payment of notes and loans payable	(101,380)	(169,914)
Proceeds from revolving loans payable, net	133,728	515,703
Net Cash (Used In) Provided by Financing Activities	(46,639)	283,590

NET (DECREASE) INCREASE IN CASH	(16,719)	17,352

CASH - BEGINNING OF YEAR	40,852	23,500

CASH - END OF YEAR	$24,133	$40,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$162,648	$149,745
Cash paid during the year for income taxes	$—	$—

See accompanying notes to consolidated financial statements. F-6

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

At October 31, 2004, the Company had accrued $18,000 for a matching contribution to its 401(k) plan for 2004. During 2004 the Company settled its 2003 accrual by issuing 75,172 shares of its common stock under the plan.

During the year ended October 31, 2004, the Company acquired $158,813 of equipment through the assumption of capital lease liabilities.

At October 31, 2003, the Company had accrued $18,900 for a matching contribution to its 401(k) plan for 2003. During 2003 the Company settled its 2002 accrual by issuing 116,549 shares of its common stock under the plan.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Description of Business

Bio-Lok International, Inc. (Bio-Lok or the "Company") manufactures and distributes the "Bio-Lok Precision Dental Implant System.” The Company holds several patents and its products are sold world wide. Domestic marketing and sales activities are direct to clinicians and institutions; internationally via Distributors and Subsidiaries to clinicians and institutions. The Company's products are subject to various United States and international regulatory laws that restrict their sale to licensed medical practitioners and distributors. The Company manufactures its products in a Federal Drug Administration (FDA) registered facility, and is ISO 9001, EN 13485:2001 and Annex II Certified. The Company guarantees and warrants its products, subject to certain restrictions and requirements. As a result of minimal returns, the Company at present does not maintain reserves for product warranties.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries (Micro-Lok Mexico S.A. and Bio-Lok Int’l. Pty. Inc., and Micro-Lok Chile, S.A. which is 51% owned). All significant intercompany balances and transactions have been eliminated in consolidation. Foreign currency translation gains or losses arising from the consolidation are not recorded, as they are immaterial to the financial statements as a whole.

(C) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results may differ from those estimates.

(D) Shipping Costs

All products sold are shipped FOB Bio-Lok International Inc., charged to customers and included in gross revenue. Shipping charges are expensed to Cost of Goods Sold. All other shipping charges incurred by the Company are expensed.

(E) Cash

Cash includes cash on deposit at financial institutions.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

(F) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(G) Inventory

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

(H) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (five to twelve years). Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred.

(I) Patents

The Company accounts for product and process patents by capitalizing the costs associated with registration of the patent and other unrecovered costs of a successful legal suit. Patents are amortized over the lesser of 20 years or the estimated useful life of the patented product or process.

(J) Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses, including promotional expenses, for the year ended October 31, 2004 and 2003 was $137,774 and $40,809, respectively.

(K) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposition of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell the assets.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

(L) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $300,471 and $131,177 in fiscal years 2004 and 2003, respectively.

(M) Stock Options and Warrants

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, ("SFAS 123"), the Company has elected to account for substantially all stock options issued to employees under Accounting Principles Board Opinion No. 25, ("APB 25"), and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS 123. Beginning in November 2002, the Company elected to account for all employee options under SFAS 123.

(N) Treasury Stock

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first_in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital. During the year ended October 31, 2002, the Company acquired 17,327 shares of its common stock in exchange for satisfaction of $7,277 in accounts receivable. No gain or loss was recognized. No treasury shares have been reissued as of October 31, 2004.

(O) Revenue Recognition

The Company recognizes revenues when goods/products are shipped. Returns and allowances are recorded as goods/products are returned and offset as a credit/reduction to revenues.

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

The following represents reconciliation from basic to diluted earnings per share:

	2004	2003
Numerator:
Income to common shareholders	$51,537	$9,304

Denominator:
Weighted average common shares outstanding	7,319,873	6,820,355
Assumed exercise of stock options	2,473,318	1,535,000
Diluted weighted average common shares outstanding	9,793,191	8,355,355

Basic earnings per common share	$.01	$—
Diluted earnings per common share	$.01	$—

(Q) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”), requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, and notes and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

(S) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement is effective for us beginning in our fourth quarter of fiscal 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in fiscal 2006.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on Sanmina-SCI's results of operations or financial condition.

On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaced FIN No. 46. Sanmina-SCI is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on Sanmina-SCI's financial position, results of operations or cash flows as Sanmina-SCI does not have any VIEs.

Management does not expect the impact from these pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable as of October 31, 2004:

Accounts receivable, gross	$1,162,823
Less: Allowance for doubtful accounts	58,936
Accounts receivable, net	$1,103,887

The Company maintains an allowance for doubtful accounts based on management’s analysis of historical customer collections and risk (See Note 14).

NOTE 3	INVENTORY

Inventory consisted of the following as of October 31, 2004:

Raw materials	$23,653
Work in process	511,720
Finished goods at foreign subsidiaries	185,021
Finished goods	1,424,559
2,144,953
Less: Inventory classified as long-term	80,989
Total current inventory	$2,063,962

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2004:

Office equipment	$124,904
Machinery and equipment	776,068
Capital leases	523,262
Computer equipment	253,984
Leasehold improvements	149,318
1,827,536
Less accumulated depreciation	603,006
$1,224,530

Depreciation expense for the years ended October 31, 2004 and 2003 was $165,823 and $141,546, respectively.

NOTE 5	PATENT & REGISTRATION EXPENSES

Patent expenses for attorneys’ fees and related registration costs and other unrecovered costs of a successful legal suit consisted of the following as of October 31, 2004:

Patents & Registration Expenses	$230,206
Less: accumulated amortization expense	22,618
$207,608

Amortization expense on patents and registration expenses for the year ended October 31, 2004 and 2003 totaled $15,146 and $6,126, respectively.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

NOTE 6	REVOLVING LOANS PAYABLE

The following schedule reflects revolving loans payable as of October 31, 2004:

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which effective March 26, 2003 was increased to $2,000,000. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the revolving loan is guaranteed by the EximBank. The interest rate is the prime rate in effect plus 2.0%. At October 31, 2004, the effective rate was 6.75%.

Currently, the loan has been extended to April 29, 2004, then the revolving loan is in the process of review and renewal. Additionally, to provide added security to the Bank for the above revolving loan, the Company has obtained EximBank credit guarantees on select international receivables at a cost of $1.06 per $100 as invoices are issued and reported.
$1,872,432

On July 15, 1999, the Company entered into a $35,000 line of credit agreement with Sovereign Bank. The agreement calls for an interest rate based on the bank’s prime rate plus 1.50%. At October 31, 2004, the effective rate was 6.25%. The loan is a demand loan and calls for annual reviews.	27,000
$1,899,432

The Company’s revolving loan agreement contains various loan covenants. At October 31, 2004, the Company was in compliance with these covenants. The Company has received an extension of the loan from its bank through December 31, 2004. The Company has entered into a new credit agreement with its Bank effective December 30, 2004. (See Note 18 - Subsequent Events)

NOTE 7	NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable as of October 31, 2004:

On November 26, 2001, the Company entered into a promissory note collateralized with existing equipment with CommerceBank N.A. at an interest rate of 7.5%. The note requires payments of interest only for the initial 12 months and interest plus principal for the remaining 48 months from December 2002 through November 2006.	$156,250

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
149,713

TOTAL	$305,963
Less: Current Portion of Long Term Debt	224,713
Long Term Debt	81,250

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

Required payments of principal on notes and loan payable, including current maturities, are as follows as of October 31, 2004:

Year	Amount
2005	$224,713
2006	75,000
2007	6,250
$305,963

Interest expense for the years ended October 31, 2004 and 2003 was $162,648 and $149,745, respectively.

NOTE 8	RELATED PARTIES

Related party transactions consist of advances to the Company from stockholders in the form of using personal credit cards for the purchase of goods and services. As of October 31, 2004 and 2003 the outstanding balance was $-0- and $2,294, respectively, for amounts due to stockholders for the use of their personal credit cards.

NOTE 9	INCOME TAXES

For the year ended October 31, 2003, taxable net income has been adjusted to remove the gain from involuntary conversion of fixed assets due to a fire loss that is not recognized for tax purposes.

Income tax expense (benefit) for the years ended October 31, 2004 and 2003 is summarized as follows:

	2004	2003
Deferred:
Federal	$29,278	$(32,975)
State	5,167	2,777
Change in valuation allowance	(34,445)	30,198
Income tax expense (benefit)	$—	$—

The Company’s tax expense (benefit) differs from the “expected” tax expense for the years ended October 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 37.63 percent to income before taxes) as follows:

	2004	2003

Computed “expected” tax expense	$17,523	$3,163
State income tax (benefit) - net of federal tax benefit	3,322	1,833
Non deductible expenses	13,600	14,003
	$34,445	$18,999

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at October 31:

	2004	2003

Deferred tax assets:
Provision for doubtful accounts	$22,178	$—
Depreciation	(34,155)	34,641
Stock based Compensation	68,572	—
Net operating loss carryforward	399,954	456,353
Total gross deferred tax assets	456,549	490,994

Less valuation allowance	(456,549)	(490,994)
Net deferred tax assets	—	—
Net deferred tax asset (liability)	$—	$—

As of October 31, 2004, the Company had net operating loss carryforwards of $1,062,860, for income tax purposes, available to offset future taxable income expiring on various dates beginning in 2022.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

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

(B) Employment Agreements
On November 1, 1997 (the "Effective Date"), the Company entered into three employment agreements (the "Agreements") with executives (the "Employees") of the Company. The Employees were engaged as President and Chief Executive Officer ("CEO"), as Vice President - Finance and Chief Financial Officer ("CFO") and as Director of International Sales & Marketing (“VP”) of the Company (today VP Marketing & Sales). The Agreements were established for terms of five years, four years, and two years, respectively, from the Effective Date for the CEO, CFO and VP, respectively, and automatically renews annually for a term of five years, four years, and two years, respectively. The Agreements contain a confidentiality and a non-compete clause. As consideration for the Employees' performances, the Company agreed to pay as of the original contract date an annual base salary which has been adjusted by the Company’s Board of Directors on an annual basis as detailed in the Company’s annual meeting proxy statement. In addition, the Company agreed to award the Employees an annual bonus of not less than 10% of their respective base salaries. At the discretion of the Employees, the portion of the Employees' salaries and bonuses that are not taken during a given employment year will be paid in shares of the Company's common stock at a value equal to the Company's net worth divided by the number of shares issued and outstanding.

In March 2000, the Company entered into an employment agreement with an officer of Orthogen Corporation. The agreement specifies an annual base salary which is reviewed annually by the Board of Directors and may be adjusted as detailed in the Company’s annual meeting proxy statement with a 10% bonus. The agreement also granted an option for 300,000 shares of common stock as an added incentive to remain with the Company. The options are to be issued upon the reaching of certain milestones by the Orthogen. To date, the first milestone had been met and 100,000 of the Option was issued in common stock in 2003 (See Note 13).

(C) International Distributor Agreements
The Company enters into distributor agreements (the "Agreements") with all its foreign distributors (the "Distributors"). The Agreements are established for a term of three to five years and renew automatically after the initial term, unless canceled in writing by either party at least 120 days prior to expiration. The Agreements may be terminated earlier by the Distributors with or without cause upon ninety days written notice and by the Company upon sixty days notice in case the Distributors did not meet the specific requirements stipulated in the Agreements. Under the terms of the Agreements, the Company grants to the Distributors the exclusive right to sell to customers the Company's product line in a specific territory. As of October 31, 2004 the Company had fourteen (14) contracts enforce.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

(D) Capital Lease Agreements
The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2004:

Year	Amount
2005	$89,072
2006	51,396
2007	46,913
2008	46,913
2009	19,246
Total minimum lease payments	253,540
Less - amount representing interest	60,114
Subtotal	193,426
Less - current portion of capital lease obligations	68,810
Capital lease obligations, less current portion	$124,616

(E) Operating Lease Agreements
The Company leases corporate office and manufacturing space under operating leases. The leases expire at various dates through February 2007. Future minimum lease payments for the operating leases are as follows at October 31, 2004:

Year	Amount
2005	$134,260
2006	134,260
Thereafter	40,403
$308,923

Rent expense under the operating leases for the years ended October 31, 2004 and 2003 was $113,383 and $94,221, respectively.

(F) Royalty Agreement

Pursuant to a settlement agreement, the Company is obligated to make royalty payments to a general creditor for the Company's continued sale of certain dental implant products. These payments are to continue for a period of ten years following confirmation of the Company's Amended Plan of Reorganization dated February 12, 1997. Payments will be made based upon a schedule as stipulated in the settlement agreement up to a maximum of 2% of the total net sales of certain products as defined in the settlement agreement. The Company expensed $105,409 and $89,606 for royalties under this agreement for the years ended October 31, 2004 and 2003, respectively.

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

(G) Gain Contingency

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment as well as business interruption (“BI”) insurance. While the equipment has been replaced in 2001 the BI insurance was settled in 2004. (See Note 16).

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

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

The Board of Directors approved the issuance of a matching contribution since 2001. Contributions awarded total 50% of the first 10% of contributions by a participant. The cost to the Company was 75,172 and 116,549 shares of the Company’s common stock having a fair value of $17,290 and $17,482 for 2004 and 2003, respectively. The award for 2004 has been accrued and is expected to be issued in early 2005.

NOTE 12	STOCKHOLDERS’ EQUITY

(A) Authorized Common and Preferred Stock
On May 2, 2002, the Company amended its certificate of incorporation to 20,000,000 authorized shares of $.01 par value common stock and 500,000 authorized shares of $.75 par value preferred stock. All share and per share information in the financial statements herein give effect to these capital stock transactions.

(B) Stock Issued for Services
During fiscal year 2004, the Company issued 166,172 shares of common stock for $66,100. 91,000 shares of common stock were issued for services rendered and 75,172 shares of common stock were issued to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2003. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

During fiscal year 2003, the Company issued 490,549 shares of common stock or $75,992 to a number of employees, officers, and directors for services rendered; 116,549 shares of common stock or $17,482 to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2002; 200,000 shares of common stock for contractual milestones achieved by individuals related to the acquisition of Orthogen Corp. in 2000;

90,000 shares of common stock to Directors for services in 2002 and 2003; 54,000 shares of common stock to clinicians for services; 10,000 shares of common stock for the exercise of a Purchase Warrant Option; and, 20,000 to an employee as a part of a promotion. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

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

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

A summary of the stock options issued is presented below as of October 31, 2004:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	3,347,000	$.34
Granted	20,000.05
Exercised (performance based *)	—	—
Cancelled and rescinded	—	.—
Expired	—	—
Balance at end of period	3,377,000	$.24

Options exercisable at end of period	1,155,000	$.34

The following table summarizes information about stock options at October 31, 2004:

Options Outstanding						Options Exercisable
Exercise Prices		Number Outstanding at October 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2004	Weighted Average Exercise Price

$.05		80,000	7.4	$.05	60,000	$.05
.10		100,000	5.1	.10	100,000.10
.12		246,000	8.2	.12	—	.12
.13		1,546,000	8.2	.13	—	.13
.25		805,000	4.0	.25	805,000.25
.75		100,000	1.6	.75	100,000.75
3.00		100,000	1.6	3.00	100,000	3.00
(*	)	400,000	3.2	—	—	—
$.05-3.00		3,377,000	6.1	$.24	1,155,000	$.34

(*)	Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant. (See Note 10(A) and (B)).

NOTE 14	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During fiscal 2004 and 2003, 34% and 42%, respectively, of the Company's total revenues were derived from sales to two customers. The Company's international sales represent approximately 73% and 72% of the total sales for 2004 and 2003, respectively. As of October 31, 2004 and 2003, 48% and 54%, respectively, of accounts receivable were due from four customers (See Note 2). Financial instruments that potentially subject the Company to concentrations of credit risks consist of accounts receivable.

To insure against losses on the major account concentrations, the Company maintains receivable credit insurance guarantees on its major international accounts. The policy is issued by EximBank and is paid as invoices are issued. As of October 31, 2004 and 2003, $805,276 and $644,252, respectively, of international receivables were insured. Credit limits are individually evaluated and assigned in part by the Company and EximBank. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

NOTE 15	SEGMENTS

During fiscal 2004 and 2003, the Company had net sales to Europe, North America, South and Central America and all other areas of approximately 36% and 42%, 28% and 28%, 29% and 24%, and 7% and 6%, respectively.

NOTE 16	GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment and inventory, as well as business interruption (“BI”) insurance. The table below shows the amount of insurance claims, the net book value of the assets destroyed, the resulting gain from involuntary conversion and the funds received from the insurance company as of October 31, 2004:

Asset Destroyed	Insurance Claim		Net Book Value	Gain
Manufacturing, equipment & other assets	$1,316,070		$343,088	$972,982
Inventory	161,617		127,642	33,975
BI	75,945*		—	75,945*
	1,533,632		$470,730	$1,082,902
Less: proceeds received through October 31, 2004	1,533,632	(A)
	—

(A)	Of this amount, $161,617 was received for destroyed inventory, $1,100,285 for destroyed fixed assets, $195,785 for facility repair and restoration services (insurance company paid funds directly on behalf of the Company), and $75,945 for BI which was finally settled and received in 2004.

*	See Note 10(G)

NOTE 17	LIQUIDITY

During the year ended October 31, 2004, the Company position continued to improve considerably, generating a positive cash flow from operating activities of $242,236 and net income of $51,537, had an accumulated deficit of $755,369, positive working capital of $667,427, and positive stockholders’ equity of $2,004,571. As of the fiscal year-end, the Company had $24,133 in cash, $135,568 available under its revolving line of credit, $1,103,887 in net accounts receivable, and $2,063,962 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $395,340, revolving loans payable of $1,899,432, and notes and loans/leases payable - current of $293,523.

On March 26, 2003, the Company entered into a financing arrangement with CommerceBank, N.A. to provide a revolving line of credit facility. Under the facility, CommerceBank, N.A. committed to a revolving loan payable to $2,000,000. This line of credit is an asset based line of credit to finance international accounts receivable and inventory destined for export. The amount available under the line of credit is subject to a monthly borrowing base, as defined in the Agreement. EximBank US is guaranteeing 90% of the loan. Under the facility, CommerceBank, N.A. also committed to a revolving line of credit on domestic receivables in the amount of $250,000, and the amount available under the line of credit is subject to a monthly borrowing base. The interest rate for both of these facilities will be the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets. Currently, the line has been extended to December 31, 2004, for finalizing the annual review and signing of an amendment to the line of credit renewing the line to December 31, 2005. (See Note 18 - Subsequent Events)

Overall net sales increased 15% in 2004. Management plans to continue its efforts to increase sales at an increased rate for 2005 and beyond by expanding both its domestic and international sales and marketing activities.

BIO-LOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

As reflected in the accompanying financial statements and as of October 31, 2004, the Company had an accumulated deficit of $755,369, a net profit from operations of $138,511 and net cash inflow from operating activities of $242,236, results reflect a considerable change from prior year eliminating the question of the Company’s ability to continue as a going concern.

The Company anticipates an increase in sales volume and potentially raising additional capital during 2005. Management believes that actions presently taken to improve its future operation and increase its sales volume, and current efforts in increasing its line of credit under the revolving loan payable to $2,750,000 providing the opportunity for the Company to continue as a going concern (See Note 18).

If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

Deteriorating global economic conditions may cause prolonged declines in investor’s confidence in and accessibility to capital markets. Unfavorable global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest.

NOTE 18	SUBSEQUENT EVENTS

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank, N.A. and EximBank US insurance support guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000, a separate domestic receivables credit line totaling $250,000, and the continuation of its existing term debt agreement entered into in 2001 (See Note 7). The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by the EximBank. The interest rate is the prime rate in effect plus 1.0% down from 2% with the domestic revolving loan remaining at 2% over the effective prime rate. Additionally, to provide added security to the Bank for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $.80 down from $1.06 per $100 as invoices are issued and reported.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        BIO-LOK INTERNATIONAL INC.
(Registrant)

  Date: January 24, 2005 By:   /s/ Bruce L. Hollander

  Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title	Date

/s/ Bruce L. Hollander	President, CEO and Director	January 24, 2005
Bruce L. Hollander

/s/ Ingo K. Kozak	VP – Finance & Admin., CFO and Director	January 24, 2005
Ingo K. Kozak

17