Form 10QSB
period 2005-01-31
BIO LOK INTERNATIONAL INC
filed 2005-03-15
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending  January 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 33-24566-A

BIO-LOK INTERNATIONAL INC.
(Name of registrant in its charter)

DELAWARE	65-0317138
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

312/368 S. Military Trail, Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

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
YES  ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2005, the Registrant had 7,339,873 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations for the three months
	ended January 31, 2005 and 2004 (unaudited)
	Condensed Consolidated Balance Sheets for January 31, 2005 (unaudited)
	and October 31, 2004
	Condensed Consolidated Statements of Cash Flows for three month
	ended January 31, 2005 and 2004 (unaudited)
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations
	And Financial Condition	9

Item 3.	Controls and Procedures	12

PART II

Item 2.	Changes in Securities	13

Item 6.	Exhibits, List and Reports on Form 8-K	13

Signatures		14

Certification by Pres. & CEO pursuant to Sec. 302		15
Certification by VP-Fin. & Admin. and CFO pursuant to Sec. 302		16
Certification pursuant to Sec. 906 by CEO		17
Certification pursuant to Sec. 906 by CFO		18

-------------------------

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations

	Three Months Ended January 31,
	2005	2004*
	(unaudited)	(unaudited)

Net Sales	$1,549,672	$1,022,370
Cost of Goods Sold	507,206	324,315

GROSS PROFIT	1,042,466	698,055

Selling	442,548	268,287
Admin. & General Exp.	463,896	286,227
Research & Development	104,580	77,287
	1,011,024	631,801

Operating Income	31,442	66,254

Gain on involuntary conversion	105,841	-
Interest Expense	(45,869)	(37,562)
Other Expenses	(144)	(25)
	59,828	(37,587)

Income before Taxes	91,270	28,667
Income Taxes	0	0

NET INCOME	$91,270	$28,667
Net Income available
to Share Owners	$91,270	$28,667

Earnings per Share - Basic	$.01	$-0-
- Diluted	$.01	$-0-

Weighted average Shares
Outstanding - Basic	7,319,873	7,153,701
- Diluted	9,639,077	8,288,701

* Recast to reflect recording of Research & Development expenses broken out from expenses on a separate line.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2005	2004 *
	(unaudited)
ASSETS
Current Assets
Cash	$111,346	$24,133
Accounts Receivable (Net of Allowance
of $123,911 and $46,695)	1,243,939	1,103,887
Inventory	2,107,410	2,063,962
Other Current Assets	191,227	63,740
Total Current Assets	3,653,922	3,255,722

Net Machinery & Equipment	1,262,734	1,224,530

Other Assets
Patents & Related, net	207,620	207,608
Inventory	102,569	80,989
Deposits and Other Assets	26,883	29,883
Total Other Assets	337,072	318,480

TOTAL ASSETS	$5,253,728	$4,798,732

LIABILITIES & EQUITY
Current Liabilities
Revolving loans payable	$2,066,469	$1,899,432
Notes & loans payable	251,344	224,713
Capital lease - current	66,918	68,810
Accounts Payable	145,209	135,409
Accrued expenses & other Payables	310,898	259,931
Total Current Liabilities	2,840,838	2,588,295
Long-Term Liabilities
Capital leases - non-current	94,697	124,616
Notes and loans payable - non-current	191,414	81,250
Total Long-Term Liabilities	286,111	205,866
Total Liabilities	3,126,949	2,794,161

STOCKHOLDERS’ EQUITY
Preferred Stock - authorized
500,000 par value $.75;	-0-	-0-
Common Stock - authorized
20,000,000, par value $.01;
outstanding 7,339,873 shares	73,399	73,199
Treasury Stock (17,327 common
shares)	(7,277)	(7,277)
Paid-in Capital	2,724,756	2,694,018
Retained Earnings	(664,099)	(755,369)
Total Equity	2,126,779	2,004,571

TOTAL LIABILITIES & EQUITY	$5,253,728	$4,798,732

*	The balance sheet at October 31, 2004, has been derived from the audited financial statements at that date; but, do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2005	2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Income	$91,270	$28,667
Adjustments to reconcile net income to
net cash (used in) provided by operating
activities:
Provision for doubtful accounts	64,975	826
Depreciation and amortization	54,886	38,892
Gain on involuntary conversion	(105,841)
Option expense (amortization)	28,938	-
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(205,028)	(6,674)
(Incr.) decr. in inventories	(65,027)	(37,499)
(Incr.) decr. in prepaid & other
current assets	(5,918)	18,899
(Incr.) decr. in deposits & other assets	3,000	892
Incr. (decr.) in A/P & Accr. exp.	60,767	(964)
Due to stockholders	-	(2,294)
Net Cash (used in) provided by Operating
Activities	(77,978)	40,745
INVESTING ACTIVITIES:
Investment in patents	(4,859)	(20,946)
Insurance settlement from involuntary
Conversion	93,568	-
Purchase of Property, Plant & Equipment	(35,289)	(6,048)
Net Cash provided by (used in) Investing
Activities	53,420	(26,994)

FINANCING ACTIVITIES:
Net proceeds - revolving loan	167,037	27,200
Net change in Capital leases	(31,811)	(15,857)
Proceeds on exercise of stock options	2,000	-
Payment on notes payable	(25,455)	(38,738)
Net Cash provided by (used in) Financing
Activities	111,771	(27,395)

NET INCREASE (DECREASE) IN CASH	$87,213	$(13,644)
Cash - Beginning of Period	24,133	40,852

Cash - End of Period	$111,346	$27,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$45,869	$37,562
Income Taxes Paid	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITES
During the three months ended January 31, 2005, the Company acquired  $162,250 of equipment through the assumption of a long-term debt.
During the three months ended January 31, 2005, the Company retired a gain on involuntary conversion of $105,841 of which $121,569 of the proceeds to be received was included in other assets .

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement
(Unaudited)

Note A - Basis of Presentation
The financial statements represent the activities of all the accounts of Bio-Lok International Inc. (the “Company” or “Bio-Lok”) and its subsidiaries. The consolidated results include the activities of Orthogen Corporation a research and development company; and, Micro-Lok Mexico, Bio-Lok Chile and Bio-Lok Australia established sales and marketing entities. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on January 31, 2005.

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

Note C - Line of Credit
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

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000. A separate domestic receivables credit line totaling $250,000, and the continuation of its existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% down from 2.0% with the domestic revolving loan remaining at 2.0%.

Additionally, to provide added security to the Bank for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $.80 down from $1.06 per $100 as invoices are issued and reported.

Note D - Net Income Per Share
The Company’s basic and diluted net income per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months ended January 31, 2005 and 2004, the Company reported a net income and as such, common share equivalents were included in the computation of diluted net income per share.

Note E - Segment Accounting
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

	Results of Operation for Three Month Ended January 31,
	2005	2004

International	$1,106,215	$673,333
Domestic	443,457	349,037
Total Net Sales	$1,549,672	$1,022,370

Note F - Shipping and Handling
Amounts billed to customers for shipping and handling expenses are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling expenses are included in cost of goods sold.

Note G - Stock Options
The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ending 2003. It authorized the Company to issue 2,500,000 shares of common stock under this plan. To date, under the Plan, 1,862,000 stock options have been issued to officers and employees of the Company.

During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ending January 31, 2005 and 2004, the Company recognized $28,938 and $28,135, respectively, in compensation expense.

The fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 assuming: (1) a risk-free interest rate of 5.82% to 6.0%, (2) an expected life of five to nine years, (3) an expected volatility of 101% to 141% and (4) no expected dividends.

A summary of the stock options issued as of January 31, 2005, is presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	3,377,000	$.28
Granted	—	—
Exercised	(20,000)	.10
Expired	—	—
Balance at end of period	3,357,000	$.28
Options exercisable at end of period	1,155,000	$.13

 The following table summarizes information about stock options at January 31, 2005:

Exercise Prices	Number Outstanding at January 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2005	Weighted Average Exercise Price
$.05	80,000	7.44	$.05	70,000	$.05
.10	80,000	1.10	.10	80,000.10
.12	246,000	8.67	.12	—	.12
.13	1,546,000	8.67	.13	—	.13
.25	805,000	2.68	.25	805,000.25
.75	100,000.04		.75	100,000.75
3.00	100,000.04		3.00	100,000	3.00
(*)	400,000	—	—	—	—
	$3,357,000	4.87	$.28	1,155,000	$.28

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note H - Legal Matters
The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note I - Liquidity
During the quarter ended January 31, 2005, the Company maintained its profitability, net income totaled $91,270, and realized a reduction of cash flow from operations of $75,978; the Company had an accumulated deficit of $664,099, positive working capital of $813,084 and positive stockholders’ equity of $2,126,779.

As of January 31, 2005, the Company had $111,346 in cash, $1,243,939 in net accounts receivable, and $2,107,410 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $456,107, revolving loans payable of $2,066,469, and notes and loans payable - current and capital leases current of $318,262.

Results are positive but if not maintained can negatively impact the Company. The ability of the Company to implement its business plan is dependent on the Company’s ability to raise additional funding and/or capital. To this extent, the Company has completed a Private Placement detailed under the section titled Liquidity and Capital Resources.

There is no guarantee that the current financing arrangements will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations, product and service development efforts.

Note J - Notes Payable
On December 30, 2004, CommerceBank N.A. in conjunction with Exim Bank extended the Company’s line of credit to December 31, 2005 (see Note C second paragraph for full details).

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

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended January 31, 2005 and 2004 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three months ended January 31, 2005 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 MONTHS 2005 VS 3 MONTHS 2004)

Volume The net sales (revenues) for the quarter increased by 52% over the prior year comparable quarter. The domestic market increased by 27% and the international market increased by 66% over the comparable prior year quarter. The growth reflects improved market penetration both domestic and internationally.

Cost of Goods Sold As a percent of sales cost of goods sold increased by 1% over the comparable prior year quarter. Cost incurred in relation to the sales activity reflected no material change but does reflect increases in raw material costs.

Gross Profit Gross profit for the period increased by 49% over the prior year comparable quarter; gross margin percentages decreased by only 1% for the quarter. Margins are expected to range between 65 to 70% over the next two years due to the continued effort by management to develop its market presence.

Selling Expenses Selling expenses for the quarter increased by 65% over the prior year comparable quarter and are a direct result of an increased sales staff, and cost increases due sales growth and continued market development. A domestic sales staff along with sales and marketing managers are being hired; hence, costs are expected to increase over the ensuing months.

Administrative & General Expenses Administrative and general expenses increased by 62% over the comparable quarter of 2004. The increased expenses incurred for the quarter compared to the same quarter prior year was due to higher staff, professional fees, insurance, financial service, freight and royalty expenses incurred.

Operating Income Results from operations decreased by 53% to $31,442 compared to a gain of $66,254 for the same quarter of 2004. The lower results are a directly due to managements investment in market and sales development, new product development and introduction of same into the dental industry.

Other Income/Expenses For the quarter the Company realized insurance gains from involuntary conversion of $105,841 from the loss of a machine which was insured at current replacement value. Interest expense increased by 22% over the comparable quarter prior year, and was a result of higher borrowings outstanding on the revolving line of credit.

Net Income Net income for the quarter was $91,270 compared to $28,667 for the three months ended January 31, 2004, a 218% increase primarily due to the one-time gain from an involuntary conversion of the loss of a production machine. The results are not expected to be maintained as the management increases the sales and marketing staff to gain market penetration both domestically and internationally. Losses are anticipated to be realized over the next twelve to eighteen months as cash generated from the equity infusion detailed under the Liquidity and Capital Resources section is utilized in build the business particularly sales and marketing operations.

        LIQUIDITY and CAPITAL RESOURCES

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000. A separate domestic receivables credit line totaling $250,000, and the continuation of its existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% down from 2.0% with the domestic revolving loan remaining at 2.0%.

Additionally, to provide added security to the Bank for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $.80 down from $1.06 per $100 as invoices are issued and reported.

The Company’s current ratio increased to 1.29 on January 31, 2005, from 1.16 on January 31, 2004, due to sales growth. For the first quarter 2005, the Company’s revolving loan payable increased by $167,037 and this increase was due to domestic and international market development initiated by management. As market penetration and related sales growth are achieved, the current ratio is expected to continue to increase over the fiscal year 2005.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force since 2002. The management plan has improved sales continually. Management plans to continue its efforts to increase sales at a comparable rate for the rest of fiscal year 2005 with expense increases over the prior year for added management and sales staff.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

The Company anticipates having adequate capital and liquidity for the next 36 months. The Company has capital expenditure commitments to purchase a new CNC machines which will be financed on a 100% loan basis.

The Company completed a Private Placement for 5,000,000 shares of common stock on March 2, 2005, for $3.75 million or $0.75 per share. Cost of this placement was $225,000 and the issuance of warrants to purchase 500,000 shares. The financing was led by healthcare venture capital firm Radius Ventures with other accredited institutional and individual investors also participating.

OUTLOOK

Net income objectives for the first quarter 2005 resulted in a gain from budget of $81,533 which was totally due to the involuntary conversion of the loss of a machine. Management expects to realize losses over the next 12 to 18 months due to market development and expansion of the sales staff both domestic and international. To this extent, management is in the process of hiring a Domestic Sales Manager, a Marketing Manager and select support staff.

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

In July 2004 Bio-Lok issued 60,000 shares of common stock at a cost of $31,200. The shares where issued to Directors for 2003 and services to 7/2004.

During September 2004 Bio-Lok issued 22,000 shares of common stock at a cost of $11,220. The shares where issued to clinicians for services rendered in support of marketing activities of the company.

In January 2005 the Company was requested to exercise 20,000 of Options at a price of $.10 per share. Options were issued January 2002 for services rendered.

March 2, 2005 the Private Placement was closed and 5,000,000 common stock shares are being issued at a cost of $.75 per share.

Item 6. Exhibits, List and Reports on Form 8-K

(a)	Exhibits

	Exhibit #	Description
	3.1	Articles of Incorporation *

	3.2	By-Laws *
Amendment to By-Laws *

	5	Opinion re legality *

	21	Subsidiaries of Registrant included in the
Consolidated Financial Statements of the Issuer are:

		Name of entity	State or Cntry
		Orthogen Corporation	New Jersey
		Micro-Lok Mexico S.A.CE C.V.	Mexico DF
		Bio-Lok Chile S.A.	Chile
		Bio-Lok Int’l. Pty. Inc.	Australia

	31.1	Certification by Pres. & CEO pursuant to Sec. 302
	31.2	Certification by VP-Fin.& CFO pursuant to Sec. 302
	32.1	Certification pursuant to Sec. 906 by CEO
	32.2	Certification pursuant to Sec. 906 by CFO

* Filed previously

(b)	Form 8-K’s filed – none for the quarter –

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: March 15, 2005	By:	/s/ Bruce L. Hollander
Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander	President, CEO and Director	Date: March 15, 2005
Bruce L. Hollander

/s/ Ingo K. Kozak	VP - Finance, CFO, Secretary and Director	Date: March 15, 2005
Ingo K. Kozak