Form 10QSB
period 2005-04-30
BIO LOK INTERNATIONAL INC
filed 2005-06-16
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending April 30, 2005

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

As of April 30, 2005, the Registrant had 15,289,609 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2005 and 2004 (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2005 (unaudited) and October 31, 2004
	Condensed Consolidated Statements of Cash Flows for six months ended April 30, 2005 and 2004 (unaudited)
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations and Financial Condition	9

Item 3.	Controls and Procedures	12

PART II

Item 2.	Changes in Securities	13

Item 6.	Exhibits, List and Reports on Form 8-K	14

Signatures		14

Certification - PRESIDENT & CEO CERTIFICATION SECTION 302		15
Certification - VP-FINANCE & CFO CERTIFICATION SECTION 302		16
Certification - CEO CERTIFICATION PUSUANT SECTION 906		17
Certification - CFO CERTIFICATION PUSUANT SECTION 906		18

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004*	2005	2004*

Net Sales	$1,734,691	$1,276,109	$3,284,364	$2,285,492
Cost of Goods Sold	551,616	346,090	1,058,823	645,010
GROSS PROFIT	1,183,075	930,019	2,225,541	1,640,482

Selling	410,067	321,327	852,615	584,479
Admin. & General Exp.	768,361	500,577	1,231,945	798,287
Research & Development exp.	85,500	71,154	190,080	154,501
	1,263,928	893,058	2,274,640	1,537,267

Operating Income (Loss)	(80,853)	36,961	(49,099)	103,215

Gain on involuntary conversion	—	75,945	105,841	75,945
Interest Expense	(44,919)	(35,579)	(90,788)	(73,140)
Other Expenses	-0-	435	(144)	409
	(44,919)	40,801	14,909	3,214

Income (Loss) before Taxes	(125,772)	77,762	(34,190)	106,429
Income Taxes	-0-	-0-	-0-	-0-
NET INCOME (LOSS)	$(125,772)	$77,762	$(34,190)	$106,429

Net Income (Loss) per Common Share	$(.01)	$.01	$.00	$.02
Diluted Net Income per Common Share	$(.01)	$.01	$.00	$.01

Average Common Shares Outstanding	12,612,956	7,154,616	9,937,009	7,154,163
Diluted Average Common Shares outstanding	12,612,956	8,330,296	9,937,009	8,329,843

* Prior year’s data has been adjusted to conform to current year presentation basis due to the break-out of Research & Development expenses as a separate line item.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2005	October 31, 2004
	(unaudited)	(Note)
ASSETS
Current Assets
Cash	$2,851,307	$24,133
Accounts Receivable (Net of Allowance of $74,541 and $58,936)	1,621,316	1,103,887
Inventory	2,193,163	2,063,962
Other Current Assets	124,927	63,740
Total Current Assets	6,790,713	3,255,722

Net Property, plant & equipment	1,299,638	1,224,530

Other Assets
Patents & related costs, net	257,930	207,608
Inventory	102,569	80,989
Other Assets and Deposits	26,883	29,883
	387,382	318,480
TOTAL ASSETS	$8,477,733	$4,798,732

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$1,540,289	$1,899,432
Notes & Loans payable	251,980	224,713
Capital Leases - current	40,361	68,810
Accounts Payable	129,829	135,409
Accrued expenses	233,547	259,930
Total Current Liabilities	2,196,006	2,588,295

Long-Term Liabilities
Capital Leases	104,177	124,616
Notes and loans payable	165,604	81,251
Total Long-Term Liabilities	269,781	205,867
Total Liabilities	2,465,787	2,794,161

STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 500,000 par value $.75;	-0-	-0-

Common Stock - authorized 20,000,000, par value $.01; outstanding 15,289,609, and 7,319,873 shares;	152,896	73,199
Treasury Stock (17,327 common Shares)	(7,277)	(7,277)
Paid-in Capital	6,655,885	2,694,018
Retained Earnings	(789,559)	(755,369)
Total Equity	6,011,945	2,004,571

TOTAL LIABILITIES & EQUITY	$8,477,733	$4,798,732

Note:	The Balance Sheet at October 31, 2004, has been derived from the audited financial statements at that date; but, do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2005	2004 .
OPERATING ACTIVITIES:
Net Income (Loss)	$(34,190)	$106,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	114,749	81,023
Provision for uncollectible accounts	15,605	-0-
Issuance of Common Stock for service	539,589	23,680
Options expense (amortization)	50,476	56,862
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(533,035)	(87,355)
(Incr.) decr. in inventories	(150,780)	(37,739)
Incr.) decr. in Other current assets	(61,187)	(47,777)
(Incr.) decr. in deposits & other assets	3,000	(21,954)
Incr. (decr.) in A/P & Accr. exp.	(31,964)	41,041
Net Cash provided by (used in) Operating Activities	(87,737)	114,210

INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(60,678)	(41,894)
Insurance Settlement	105,841	-0-
Purchase of Property, plant & equipment	(123,092)	(110,806)
Net Cash used in Investing Activities	(77,929)	(152,700)

FINANCING ACTIVITIES:
Net proceeds (payments)-revolving loan payable	(359,143)	167,326
Proceeds from Stock sale	3,447,000	-0-
Proceeds from exercise of Options	4,500	-0-
Payments on capital leases	(48,888)	(27,485)
Payment of notes & loan payable	(50,629)	(62,833)
Due to Stockholders	-0-	(2,294
Net Cash provided by Financing Activities	2,992,840	74,714

NET INCREASE IN CASH	$2,827,174	$36,224

Cash - Beginning of Period	24,133	40,852
Cash - End of Period	$2,851,307	$77,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$90,788	$73,140
Income Taxes Paid	$-0-	$-0-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Note Payable issued for equipment	$162,250	$-0-

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on January 15, 2005.

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

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000; a separate domestic receivables credit line totaling $250,000; and, the continuation of its existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is at the prime rate in effect plus 1.0% down from 2.0% with the domestic revolving loan remaining at 2.0%. To provide added security to the Bank for the above revolving loan, the Company has obtained EximBank credit guarantees on select international receivables at a cost of $.80 down from $1.06 per $100 of sales as invoices are issued and reported.

Note D - Net Income (Loss) Per Share
The Company’s basic and diluted net income or loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three and six months ended April 30, 2005, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive. For the three and six months ended April 30, 2004, the Company reported a net income and as such, common share equivalents were included in the computation of diluted net income per share.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net Sales - International	$1,321,106	$950,727	$2,427,320	$1,618,187
Domestic	413,585	325,382	857,044	667,305
Total Net Sales	$1,734,691	$1,276,109	$3,284,364	$2,285,492

Note F - Shipping and Handling
Amounts billed to customers for shipping and handling expenses are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling expenses are included in cost of goods sold.

Note G - Equity
30,000 shares of common stock where issued for the exercise of Option’s by two individuals at their respective exercise price.

On March 2, 2005, the Company completed a $3,750,000 private offering of 5,000,000 shares of common stock to institutional and other accredited investors at a price of $.75 per share.

In March 2005 the Company issued 150,000 shares of common stock for consulting and facility use to a consulting entity for services rendered in completing the private offering.

In March 2005 the Company issued 313,000 shares of common stock for services to clinicians, consultant, officers, directors and employees.

In March 2005, the Company issued 34,944 shares of common stock in conjunction to its 401(k) Plan participation for the year 2004.

(A) Stock Warrants In conjunction with the private placement issued the Company has outstanding warrants for the purchase of 500,000 shares of common stock at a price of $.75 per share exercisable for a period of five years expiring March 2, 2010.

(B) Stock Options The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ending 2003. It authorized the Company to issue 2,500,000 shares of common stock under this plan. To date, under the Plan, 1,862,000 stock options have been issued to officers and employees of the Company. During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ending April 30, 2005 and 2004, the Company recognized $28,938 and $28,135, respectively, in compensation expense. As of March 2005 all options issued and outstanding had been expensed by the Company.

On March 1, 2005, all options issued and outstanding where exercisable and the Board of Directors approved a cashless exercise of all options to common stock. To effect the exercise of the 3,147,000 options outstanding and exercisable 2,841,793 shares of common stock where issued and 305,207 shares of common stock where foregone and utilized for the payment of the shares at their respective exercise price.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	3,377,000	$.28
Granted	—	—
Exercised	(30,000)	.10
Options - cashless exchange	(2,747,000)	.11
Expired	200,000	3.00
Balance at end of period	400,000	$—
Options exercisable at end of period	-0-	$—

 The following table summarizes information about performance options at April 30, 2005:

	Exercise Prices	Number Outstanding at April 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2005	Weighted Average Exercise Price
$	(*)	400,000	—	$—	—	$—

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note I - Legal Matters
The Company from time to time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on its financial position or results of operations.

Note J - Liquidity
During the quarter ended April 30, 2005, net income totaled $(34,190), and the Company realized a reduction of cash flow from operations of $87,737; the Company had an accumulated deficit of $789,559, positive working capital of $4,594,707 and positive stockholders’ equity of $6,011,945.

As of April 30, 2005, the Company had $2,851,307 in cash, $914,422 available under its revolving line of credit, $1,621,316 in net accounts receivable, and $2,193,163 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $363,376, revolving loans payable of $1,540,289, and notes and loans payable - current and capital leases current of $562,122.

As of March 2, 2005, the Company realized an equity infusion net of closing fees totaling $3,447,000 from the issue and closing of a private placement (see Note-G Equity - for details).

In February 2005 realized $4,500 from the exercise of options. Individuals exercised 30,000 options for the exchange of 30,000 common stock shares at a cost of $.10 and $.25 per share.

Results are positive but if not maintained can negatively impact the Company. The ability of the Company to implement its business plan is dependent on the Company’s ability to hire qualified individuals to meet its sales and marketing objectives. With the completion of the private placement the Company has sufficient cash available to reach its objectives over the following two years.

There is no guarantee that the current financing arrangements will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations, product and service development efforts.

Note K - Notes Payable
On December 30, 2004, CommerceBank N.A. in conjunction with Exim Bank extended the Company’s line of credit to December 31, 2005 (see Note C second paragraph for full details).

On January 30, 2005 the Company entered into a loan agreement for the financing of two added CNC machines. Two machines where financed over 48 months and maintain the Companies manufacturing capacity to meet growth objectives.

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

Revenue Recognition.      Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended April 30, 2005 and 2004 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three months ended April 30, 2005 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 Months ended April 30, 2005 VS 3 Months ended April 30, 2004)

Volume      The net sales (revenues) for the quarter increased by 36% over the prior year comparable quarter. The domestic market increased by 27% and the international market increased by 39% over the comparable prior year quarter. The growth reflects improved market penetration both domestic and internationally.

Cost of Goods Sold      As a percent of sales cost of goods sold increased by 60% over the comparable prior year quarter. Costs incurred in relation to sales activity reflected no material change except increases in discounts promotions offered.

Gross Profit      Gross profit for the period increased by 28% over the prior year comparable quarter; gross margin percentages remained the same for the quarter. Margins are expected to range between 68 to 73% over the next two years due to the continued effort by management to develop its market presence.

Selling Expenses      Selling expenses for the quarter increased by 28% over the prior year comparable quarter and are a direct result of an increased sales staff, cost increases due sales growth and continued market development. A domestic marketing manager has been hired and sales staff along with a sales manager are still to be hired; hence, costs are expected to increase over the ensuing months.

Administrative & General Expenses      Administrative and general expenses increased by 54% over the comparable quarter of 2004. The increased expenses incurred for the quarter compared to the same quarter prior year was due to higher staff, professional fees, financial service, marketing support, stock issued for services and royalty expenses incurred.

Research & Development Expenses Research and development expenses increased 20% for the quarter over the comparable quarter in 2004. Increased costs incurred was for ongoing studies and research being completed on existing products for marketing use and new products in development.

Operating Income      Results from operations decreased by $43,892 compared to the same quarter of 2004. The lower results are a directly due to managements investment in market and sales development, bringing new products to market and the issue of common stock for services.

Other Income/Expenses      No other income was realized for the current quarter compared to an insurance gain for the same period prior year. Interest expense increased by 26% over the comparable prior year quarter, and was a result of higher borrowings outstanding on the revolving line of credit.

Net Income (Loss)     Net loss waS realized for the quarter of $125,772 compared to a gain of $77,762 for the three months ended April 30, 2004. The decrease was primarily due to one-time charges for common stock issued to directors, officers, employees, clinicians and consultants for services provided. Losses will continue to be realized as management increases the sales and marketing staff to gain market penetration both domestically and internationally.

RESULTS OF OPERATION (6 Months ended April 30, 2005 VS 6 Months ended April 30, 2004)

Volume      Net sales (revenues) for the six months ending April 30, 2005, increased by 44% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 28% and the international market by 50% over the comparable periods. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold      Cost of goods sold for the six months increased by 65% over the comparable prior year period. The resulting increase is due to increased sales activity in the first six months of 2005. Increased sales resulted in a decrease in cost of goods to net sales of 4.0 basis points. Expense increases incurred were for staff, rent, outside manufacturing processes, material purchases and factory maintenance costs.

Gross Profit      Gross profit for the six month period increased by 36% over the comparable prior year period, and the related gross margin percentage decreased from 68.0% to 72.0%. The reduction is a direct result from increased promotional activity and discounting offered to increase market share.

Selling Expenses      Selling expenses for the six months increased by 46% over the comparable prior year period. The increase is attributable higher sales staff expenses including commissions incurred, increased travel expenses and marketing costs. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses      Administrative and general expenses increased by 55% over the comparable prior year six months period. The increased expenses are attributed to continual operational support of the market development, increased staff costs, system requirements, professional fees, bad debt expense allowance to formula, royalty expenses incurred due to higher sales realized, and stock expenses incurred for the payment of services to directors, officers, employees and third parties.

Research & Development Expenses      Research and development expenses for the six months increased by 23% over the comparable period prior year. The increased costs are attributable to higher costs incurred for ongoing studies for marketing use and research for new product development.

Operating Income      Results from operations for the six months totaled a loss of $49,099 compared to a profit of $103,215 for the same period prior year. The lower results achieved are a direct result of increased costs incurred to obtain maket share and stocks issued for services.

Other Income/Expenses      Overall other income and expenses increased by $29,343 and was attributable from insurance proceeds realized on involuntary conversion of equipment. Interest expense increased by 23% over the comparable prior year period, and the higher results was due to higher debt outstanding. Other expenses were also higher due to common stock issued to third parties for services rendered to the Company.

Net Income (Loss)      Net loss for the six months of $34,190 was realized compared to a gain for the same period prior year of $106,429. The reduced results are due to costs incurred in developing marketing and sales effort to realize management’s objectives and one-time charges for common stock issued to directors, officers, employees, clinicians and consultants for services provided. Losses are expected to continue as staff is hired to expand market penetration both domestically and internationally.

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

The Company completed a Private Placement for 5,000,000 shares of common stock on March 2, 2005, for $3.75 million or $0.75 per share. Cost of this placement was $225,000 of which $30,000 had been expensed in prior periods as retainer fees and the issuance of warrants to purchase 500,000 shares, and $108,000 for other expenses directly related to the solicitation and issue of the private issue. The financing was led by healthcare venture capital firm Radius Ventures with other accredited institutional and individual investors also participating.

The Company realized $4,500 from the exercise of two Options for the issue of 30,000 shares of common stock.

The Company’s current ratio increased to 3.09 on April 30, 2005, up from 1.26 on April 30, 2004, due to receivables outstanding, inventory growth and capital raised from the private issue which closed in March 2005. For the six months ended April 30, 2005, the Company’s revolving loan payable decreased by $359,143 and will continue to decrease as collections are received. The credit line is maintained and the Company has $914,422 of credit availability.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force. To date, a VP-Marketing has been hired and sales staff positions are in the process of being filled. Management plans to continue its efforts to increase sales at a comparable rate for the next two years.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants. The Company anticipates having adequate capital and liquidity for the next 30 months.

OUTLOOK

Operations for the first six months of 2005 resulted in a loss of $34,190 which was due to stock issued and costs incurred for the private issue. Management expects to realize losses over the next 12 to 18 months due to market development and expansion of the sales staff both domestic and international. To this extent, management is in the process of hiring a Domestic Sales Manager, sales representatives and necessary support staff.

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

In February 2005 the Company was requested to exercise 10,000 of options at a price of $.25 per share. Options were issued

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

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: June 15, 2005	By:	/s/ Bruce L. Hollander
Bruce L. Hollander, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander	President, CEO and Director	Date: June 15, 2005
Bruce L Hollander

/s/ Bruce L. Hollander	VP - Finance, CFO, Secretary and Director	Date: June 15, 2005
Ingo K. Kozak