Form 10QSB
period 2005-07-31
BIO LOK INTERNATIONAL INC
filed 2005-09-14
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended July 31, 2005

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________________ to ________________________

Commission file number 333-126394

BIOLOK INTERNATIONAL INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 30, 2005, the Registrant had 15,289,609 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2005 and 2004 (unaudited)
	Condensed Consolidated Balance Sheets as of July 31, 2005 (unaudited) and October 31, 2004
	Condensed Consolidated Statements of Cash Flows for nine months ended July 31, 2005 and 2004 (unaudited)
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

Certifications		16-19

-------------------------------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004 *	2005	2004 *

Net Sales	$1,875,044	$1,353,545	$5,159,408	$3,639,037
Cost of Goods Sold	616,528	376,845	1,675,350	1,093,089
GROSS PROFIT	1,258,516	976,700	3,484,058	2,545,948

Selling	498,284	294,784	1,350,899	879,263
General & Administrative Exp	537,728	504,545	1,769,674	1,231,599
Research & Development exp	100,134	92,402	290,214	246,903
	1,136,146	891,731	3,410,787	2,357,765

Operating Income	122,370	84,969	73,271	188,183

Gain on involuntary conversion	--	--	105,841	75,945
Interest Expense	(36,323)	(43,382)	(127,111)	(116,522)
Other Expenses	-0-	(681)	(144)	(271)
	(36,323)	(44,063)	(21,414)	(40,848)

Income before Taxes	86,047	40,906	51,857	147,335
Income Taxes	-0-	-0-	-0-	-0-

NET INCOME	$86,047	$40,906	$51,857	$147,335

Net Income per Common Share	$.00	$.01	$.00	$.02

Diluted Net Income per Common Share	$.01	$.01	$.01	$.02

Average Common Shares Outstanding	15,289,609	7,258,090	11,715,348	7,188,880

Diluted Average Common Shares outstanding	15,289,609	8,037,370	11,715,348	7,968,160

* Prior year’s data has been adjusted to conform to current year presentation basis due to the break-out of research and development expenses as a separate line item.

See Notes to Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2005	2004
	(unaudited)	(Note)

ASSETS
Current Assets
Cash	$1,442,633	$24,133
Accounts Receivable (Net of Allowance of $89,541 and $58,936)	1,809,398	1,103,887
Inventory	2,123,254	2,063,962
Other Current Assets	228,145	63,740
Total Current Assets	5,603,430	3,255,722

Net Property, plant & equipment	1,502,895	1,224,530

Other Assets
Patents & related costs, net	268,271	207,608
Inventory	305,082	80,989
Other Assets and Deposits	31,041	29,883
	604,394	318,480
TOTAL ASSETS	$7,710,719	$4,798,732

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$499,289	$1,899,432
Notes & Loans payable	252,631	224,713
Capital Leases - current	72,596	68,810
Accounts Payable	238,038	135,409
Accrued expenses	241,719	259,930
Total Current Liabilities	1,304,273	2,588,295

Long-Term Liabilities
Capital Leases	168,828	124,616
Notes and loans payable	139,626	81,251
Total Long-Term Liabilities	308,454	205,867
Total Liabilities	1,612,727	2,794,161

STOCKHOLDERS' EQUITY
Preferred Stock - authorized 500,000 par value $.75;	-0-	-0-
Common Stock - authorized 20,000,000, par value $.01; outstanding 15,289,609, and 7,319,873 shares;	152,896	73,199
Treasury Stock (17,327 common Shares), at cost	(7,277)	(7,277)
Paid-in Capital	6,655,885	2,694,018
Retained Earnings	(703,512)	(755,369)
Total Equity	6,097,992	2,004,571

TOTAL LIABILITIES & EQUITY	$7,710,719	$4,798,732

Note: The Balance Sheet at October 31, 2004, has been derived from the audited financial statements at that date but does not include all of the  information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2005	2004

OPERATING ACTIVITIES:
Net Income	$51,857	$147,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	181,875	132,934
Provision for uncollectible accounts	30,605	17,213
Issuance of Common Stock for service	539,589	54,880
Options expense (amortization)	50,476	86,693
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	(736,117)	(186,811)
(Incr.) decr. in inventories	(283,383)	(130,797)
(Incr.) decr. in Other current assets	(164,406)	(24,132)
(Incr.) decr. in deposits & other assets	(1,158)	(26,644)
Incr. (decr.) in A/P & Accr. exp	84,417	83,641
Net Cash provided by (used in) Operating Activities	(246,245)	154,312

INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(77,312)	(77,251)
Insurance Settlement	105,841	-0-
Purchase of Property, plant & equipment	(272,423)	(137,810)
Net Cash used in Investing Activities	(243,894)	(215,061)

FINANCING ACTIVITIES:
Net proceeds (payments)-revolving loan payable	(1,400,143)	244,603
Proceeds from Stock sale	3,447,000	-0-
Proceeds from exercise of Options	4,500	-0-
Payments on capital leases	(66,761)	(52,413)
Payment of notes & loan payable	(75,957)	(82,630)
Due to Stockholders	-0-	(2,294)
Net Cash provided by Financing Activities	1,908,639	107,266

NET INCREASE IN CASH	$1,418,500	$46,517
Cash - Beginning of Period	24,133	40,852
Cash - End of Period	$1,442,633	$87,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$127,111	$116,552
Income Taxes Paid	$-0-	$-0-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Capital Lease obligations	$114,759	$158,813
Note Payable issued for equipment	$162,250	$-0-

See Notes to Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement
(Unaudited)

Note A - Basis of Presentation
The financial statements represent the activities of all the accounts of BioLok International Inc. (the “Company” or “BioLok”) and its subsidiaries. The consolidated results include the activities of Orthogen Corporation a research and development company; and, Micro-Lok Mexico, Bio-Lok Chile and Bio-Lok Australia established sales and marketing entities. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission on January 15, 2005.

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

Note B - Nature of Business
BioLok is a manufacturer and distributor, domestically and internationally, of the BioLok Precision Dental Implant System. The line consists of a number of select implants (both screw and cylinder), related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line domestically direct to the end user and internationally via select distributors and majority-owned entities.

Revenues are attributable to the distribution and sale of products which BioLok manufactures, or which are purchased for resale and are recognized when products are shipped.

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

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000, up from $2,000,000; a separate domestic receivables credit line totaling $250,000; and, the continuation of its existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is at the prime rate in effect plus 1.0%, down from 2.0%, with the domestic revolving loan remaining at 2.0%. To provide added security for the revolving loan, the Company has obtained EximBank credit guarantees on select international receivables at a cost of $.80, down from $1.06 per $100 of sales as invoices are issued and reported.

Note D - Net Income Per Share
The Company’s basic and diluted net income per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three and nine months ended July 31, 2005, the Company reported net income and, as such, common share equivalents were included in the computation of diluted net income per share.

Note E - Segment Accounting
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that a public business enterprise disclose financial and other information about its business segments as a part of the consolidated financial statements.

The Company has only one product line, consisting of its “Bio-Lok Precision Dental Implant System,” which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which are herewith for the quarter and nine month-to-date.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Net Sales - International	$1,353,540	$1,008,072	$3,780,860	$2,626,259
Domestic	521,504	345,473	1,378,548	1,012,778
Total Net Sales	$1,875,044	$1,353,545	$5,159,408	$3,639,037

Note F - Shipping and Handling
Amounts billed to customers for shipping and handling expenses are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling expenses are included in cost of goods sold.

Note G - Equity
30,000 shares of common stock were issued for the exercise of option’s by two individuals at their respective exercise price.

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

(A) Stock Warrants In conjunction with the private placement the Company has issued warrants for the purchase of 500,000 shares of common stock at a price of $.75 per share exercisable for a period of five years expiring March 2, 2010.

(B) Stock Options The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ending 2003. It authorized the Company to issue 2,500,000 shares of common stock under this plan. To date, under the Plan, 1,862,000 stock options have been issued to officers and employees of the Company. During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ending July 31 the Company recognized no expense in 2005 and $29,830 of compensation expense in 2004. As of March 2005 all options issued and outstanding had been expensed by the Company.

On March 1, 2005, all options issued and outstanding were exercisable and the Board of Directors approved a cashless exercise of all options to common stock. To effect the exercise of the 3,147,000 options outstanding and exercisable, 2,841,793 shares of common stock where issued and 305,207 shares of common stock were foregone and utilized for the payment of the shares at their respective exercise prices.

A summary of the stock options activity for the nine month ended July 31, 2005, is represented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	3,377,000	$.28
Granted	-	-
Exercised	(30,000)	.10
Options - cashless exchange	(2,747,000)	.11
Expired	200,000	3.00
Balance at end of period	400,000	$-
Options exercisable at end of period	-0-	$-

 The following table summarizes information about performance options at July 31, 2005:

Exercise Prices	Number Outstanding at July 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2005	Weighted Average Exercise Price
$ (*)	400,000	-	$-	-	$-

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note I - Legal Matters
The Company from time-to-time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on the Company’s financial position or results of operations.

Note J - Liquidity
During the quarter ended July 31, 2005, net income totaled $86,047, and the Company realized a reduction of cash flow from operations of $246,245; the Company had an accumulated deficit of $703,512, positive working capital of $4,299,157 and positive stockholders’ equity of $6,097,992.

As of July 31, 2005, the Company had $1,442,633 in cash, $2,011,076 available under its revolving line of credit, $1,809,398 in net accounts receivable, and $2,123,254 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $479,757, revolving loans payable of $499,289 and notes and loans payable - current and capital leases current of $325,227.

As of March 2, 2005, the Company realized an equity infusion net of closing fees totaling $3,447,000 from the issue and closing of a private placement (see Note-G Equity - for details).

In February 2005 the Company realized $4,500 from the exercise of options. Individuals exercised 30,000 options for the exchange of 30,000 common stock shares at a cost of $.10 and $.25 per share.

Results are positive but if not maintained can negatively impact the Company. The ability of the Company to implement its business plan is dependent on the Company’s ability to hire qualified individuals to meet its sales and marketing objectives. With the completion of the private placement the Company believes that it has sufficient cash to reach its objectives over the following two years. However, there is no guarantee that the current financing arrangements will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations, product and service development efforts.

Note K - Notes Payable
In May 2005 the Company entered into a lease agreement for the financing of a CNC machine. The machine was leased over a forty eight (48) month period. The machine was obtained to meet the Company’s manufacturing requirements.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Revenue Recognition.    Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended July 31, 2005 and 2004 are presented net of returns and allowances, sales discounts, advertising and promotions.

Use of Estimates.  Management's discussion and analysis of financial condition and results of operations is based upon the financial statements having been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements required management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for deferred tax assets, estimated useful life of fixed assets and the carrying value of long-term assets, intangible assets and allowances for sales returns, obsolete and slow moving inventory and reserves for customer liabilities. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATION (Three Months ended July 31, 2005, compared to the Three Months ended July 31, 2004)

Volume  The net sales (revenues) for the quarter increased by 39% over the prior year comparable quarter. The domestic market increased by 51% and the international market increased by 34% over the comparable prior year quarter. The growth reflects improved market penetration.

Cost of Goods Sold  As a percent of sales, cost of goods sold totaled 33% which was 5 points higher than the comparable prior year quarter. Costs incurred in relation to sales activity reflected no material change except increased product discounts offered for promotional activity.

Gross Profit  Gross profit for the period increased by 29% over the prior year comparable quarter. Gross margin percentages decreased by 5 points to 67% for the quarter due to continued and increasing product promotional activities. Margins are expected to range from 67% to 72% over the next two years due to continued effort by management to develop the market.

Selling Expenses  Selling expenses for the quarter increased by 69% over the prior year comparable quarter and are a direct result of an increased sales staff, cost increases due to sales growth, and continued market development. A domestic marketing and sales manager have been hired and added sales staff is still to be hired; hence, costs are expected to continue to increase over the ensuing months.

General and Administrative Expenses   General and administrative expenses increased by 7% over the comparable quarter of 2004. The increase in expenses was due to staff additions to support growth, royalty expenses incurred and added general insurance costs incurred due to growth.

Research and Development Expenses     Research and development expenses increased 8% for the quarter over the comparable quarter in 2004. Increased costs incurred were for ongoing studies and research being completed on existing products for marketing use and new products in development.

Operating Income  Results from operations increased by $37,401 compared to the same quarter of 2004. The higher result achieved is directly due to management’s investment in market and sales development, and bringing new products to market.

Other Income/Expenses  No other income was realized for the current quarter. Interest expense decreased by 16% over the comparable prior year quarter as a result of lower borrowings outstanding on the revolving line of credit.

Net Income   Net income realized for the quarter totaling $86,047 compared to $40,906 for the same prior year quarter. The increase was due to the continued sales growth realized.

RESULTS OF OPERATION (Nine Months ended July 31, 2005, compared to the Nine Months ended July 31, 2004)

Volume  Net sales (revenues) for the nine months ending July 31, 2005, increased by 42% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 36% and the international market by 44% over the comparable nine month periods. The growth reflects improved market penetration in all areas, generated from an expanded product base and improved sales effort.

Cost of Goods Sold  Cost of goods sold for the nine months was 32% a 2 point increase over the comparable prior year period. Expense increases incurred were for costs incurred in relation to sales activity reflected no material change except increased product discounts offered for promotional activity.

Gross Profit  Gross profit for the nine month period increased by 37% over the comparable prior year period, and the related gross margin percentage decreased from 70% to 68%. The reduction is the result of increased promotional activity and discounting offered to increase market share.

Selling Expenses  Selling expenses for the nine months increased by 54% over the comparable prior year period. The increase is attributable to higher sales staff expenses, including commissions incurred, increased travel expenses and marketing costs. Overall, increases are expected in the future and are primarily attributed to continued sales staff additions, increased market presence and promotional activities instituted.

General and Administrative Expenses   General and administrative expenses increased by 44% over the comparable prior year nine months period. The increased expenses are attributed to continual operational support of market development, staff costs, system requirements, professional fees, bad debt expense allowance due to receivables outstanding growth, royalty expenses incurred due to higher sales realized, and stock expenses incurred for the payment of services to directors, officers, employees and third parties.

Research and Development Expenses     Research and development expenses for the nine months increased by 18% over the comparable period prior year. The increased costs are attributable to higher costs incurred for ongoing studies for marketing use and research for new product development.

Operating Income  Results from operations for the nine months totaled $73,271 compared to $188,183 for the same period prior year. The lower results achieved are a direct result of increased costs incurred to obtain market share and stock issued for services.

Other Income/Expenses  Gain on involuntary conversion increased by $29,481 due to insurance proceeds realized on an involuntary conversion of equipment. Interest expense increased by 9% over the comparable prior year period due to higher debt outstanding in the first two quarters of 2005, prior to the consummation of the Company’s placement.

Net Income   Net income for the nine months totaled $51,857 compared to $147,335 for the same prior year period. The reduced results are due to costs incurred in developing the Company’s marketing and sales effort to realize management’s objectives. The Company expects to operate on a break-even basis or at a loss as added sales staff is hired to expand market penetration both domestically and internationally for the next eighteen months.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2001, the Company entered into an equipment loan of $300,000 from a lender at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000. The Company also entered into a separate domestic receivables credit line with CommerceBank N.A. totaling $250,000 and is still amortizing an existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0%, down from 2.0%, with the domestic revolving loan remaining at 2.0%. To provide added security for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $.80, down from $1.06, per $100 as invoices are issued and reported.

The Company completed a private placement for 5,000,000 shares of common stock on March 2, 2005, for $3.75 million ($0.75 per share). The cost of this placement was $225,000 of which $30,000 had been expensed in prior periods as retainer fees and the issuance of warrants to purchase 500,000 shares, and $108,000 was due to other expenses directly related to the solicitation and issue of the private placement shares. The financing was led by healthcare venture capital firm Radius Ventures, with other accredited institutional and individual investors also participating.

The Company realized $4,500 from the exercise of two options for the issue of 30,000 shares of common stock.

The Company’s current ratio increased to 4.30 on July 31, 2005, up from 1.19 on July 31, 2004, due to growth in receivables and inventory, and capital raised from the private placement which closed in March 2005. For the nine months ended July 31, 2005, the Company’s revolving loan payable decreased by $1,400,143 and the Company had $2,011,076 of credit line available.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force. To date, a Vice President Domestic Sales and Vice President Marketing have been hired, and sales staff positions are in the process of being filled.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants. The Company anticipates having adequate capital and liquidity for the next 24 months.

OUTLOOK

Operations for the first nine months of 2005 resulted in a net income of $51,857, which was due to growth in both the domestic and international markets. Management expects to operate on a break-even basis or at a loss over the next 18 months due to continued market development and expansion of the sales staff both domestic and international.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement of the Company by its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, and without limitation:

- decline in sales due to slowing economic growth, geo-political events or other factors;
- lower-than-anticipated market acceptance of new products;
- increased safety, testing and evaluation of US FDA and ISO requirements;
- changes in interest rates;
- higher prices for or reduced availability of energy and raw materials;
- inability to access debt or security markets at reasonable rates or sufficient amounts;
- higher-than-expected credit losses;
- increased price competition for implants and prosthetic parts;

The risk factors detailed above may not be all inclusive but represent reasonable expectations or assumptions made by management in preparing the forward-looking statements.

Item 3. Controls and Procedures

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

Disclosure Controls and Procedures  The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission. The Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time the Company is a participant to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone or in the aggregate is currently material to the Company’s operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Stockholders Meeting held on June 3, 2005, the following items where approved by the solicitation of proxies and stockholders present at the meeting:

1.	Election of the following individuals as Directors:

- elected for two years                Bruce L. Hollander
Ingo K. Kozak
Neil H. Smith
- elected for one year      Daniel C. Lubin
Cary A. Shapoff
Harold Weisman, Esq.

2.	Election of the continued engagement of the CPA Firm of Daszkal Bolton LLP as the Company’s independent auditors for fiscal year 2005.

Election results for both matters listed above where approved by a majority of stockholders present or voted by proxy. Of the proxies mailed 65% were returned, 34% not returned and voted by the Company’s Secretary, and 1% were returned due to non-deliverability. A total of 15,289,609 shares were outstanding as of the record date of the close of business on April 12, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

21	Subsidiaries of Registrant included in the Consolidated Financial Statements of the Issuer are:

Name of entity	State or Cntry
Orthogen Corporation	New Jersey
Micro-Lok Mexico S.A.CE C.V.	Mexico DF
Bio-Lok Chile S.A.	Chile
Bio-Lok Int’l. Pty. Inc.	Australia

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d - 15(e) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d - 15(e) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOK INTERNATIONAL INC.
(Registrant)

September 13, 2005
Date	By:	/s/ Bruce L. Hollander
Bruce L. Hollander
President and Chief Executive Officer

September 13, 2005
Date	By:	/s/ Ingo K Kozak
Ingo K Kozak
Vice President Finance and Administration and Chief Financial Officer