Form 10KSB
period 2005-10-31
BIO LOK INTERNATIONAL INC
filed 2006-01-31
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal Year ended October 31, 2005

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

Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $7,246,238.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 29, 2005: $ 17,025,028 .

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 29, 2005, a total of 15,318,337 Common Stock shares where outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Security Act”). The listed documents should be clearly described for identification purposes.

- None -

Transitional Small Business Disclosure Format (Check one): ☐  Yes ☒ No

RISKS AND UNCERTAINTEES

Current and potential shareholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

•	The Company is substantially dependent, and will be dependent for the foreseeable future, upon the continuation and availability of our principal officers.

•
The Company has a $2,750,000 working capital line of credit facility, which contains covenants related to the Company’s financial coverage. If the Company expands too fast or for reasons not now anticipated, the Company may not be in compliance with these loan covenants in which event its lender or lenders will have the right to require the Company to repay its loan.

•
The formulation, manufacturing, packaging and sale of the Company’s products are subject to regulation by federal and foreign agencies, and accordingly its ability to develop, manufacture, market and sell products is substantially subject to governmental regulation.

•	The Company is subject to competition from companies that have greater marketing, public relations and technical resources.

•	The Company may not be able to protect its trade secrets, patents, trademarks and other intellectual property.

FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this prospectus. These risks are not exhaustive. Other sections of this prospectus include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

TABLE OF CONTENTS

PART I
	Item 1.	Description of Business	4
	Item 2.	Description of Property	9
	Item 3.	Legal Proceedings	10
	Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
	Item 5.	Market for Common Equity and Related Stockholder Matters	10
	Item 6.	Management’s Discussion and Analysis or Plan of Operation	11
	Item 7.	Financial Statements	15
	Item 8.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosures	15
	Item 8A	Controls and Procedures	15
	Item 8B	Other Information	16

PART III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
		With Section 16(a) of the Exchange Act	16
	Item 10.	Executive Compensation	17
	Item 11.	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	18
	Item 12.	Certain Relationships and Related Transactions	19
	Item 13.	Exhibits	19
	Item 14.	Principal Accountant Fees and Services	20

	Signatures		20

	Consolidated Financial Statements as of October 31, 2005 and 2004		F-1 to F-24

	Certifications Section 302
	Certifications Section 906

PART I

Item 1.  DESCRIPTION OF BUSINESS

Overview

We are engaged in the research, development, manufacture and marketing of dental implants and bio-medical products and biomaterials. We manufacture and distribute the Bio-Lok Precision Dental Implant System, which is a line of dental implants, their prosthetic components, tools, devices, irrigate spade drills, and bone augmentation materials for use around implants. This system constitutes an all-inclusive product line that we manufacture ourselves and which is augmented by a few products which we purchase for resale. The majority of our products maintain patent coverage and incorporate proprietary technology. Our products are marketed domestically directly to the end market and internationally on a country-by-country basis through select distributors or a majority-owned Company distributor. We conduct our research and development activities primarily through our wholly-owned subsidiary, Orthogen Corporation. We manufacture most of our products at our headquarters facilities in Deerfield Beach, Florida.

We were incorporated as a Delaware corporation on October 6, 1987, under the name Colfax, Inc. We were originally organized for the purpose of acquiring companies with long-term growth potential. In 1988 we acquired an operating company, Minimatic, Inc., a Florida corporation organized in 1987 to manufacture dental implant parts and other products as a subcontractor. We changed our name to Minimatic Implant Technology, Inc., in 1988, to American BioDental Corporation in 1995, and to our current name, BioLok International Inc. in August 1996. In 1997, our Minimatic, Inc., subsidiary (then called Minimatic Implant Technology, Inc.) was merged into our Company.

From 1987 to 1991 we developed a dental implant product line while, at the same time, acted as a subcontractor for entities that marketed dental implants, blade implant products, and other dental parts. Commencing in 1991, we changed our corporate focus to the development of our own proprietary product line, specifically the development, improvement, marketing and distribution of a dental implant system, together with related and associated parts. In 1996, we commenced the reorganization of both our Company and our Minimatic subsidiary through separate proceedings under Chapter 11 of the United States Bankruptcy Code. In April 1997 our Minimatic subsidiary was merged into our company. We were discharged from bankruptcy in January 1998.

Our principal executive offices are located at 368 S. Military Trail, Deerfield Beach, Florida 33442. Our telephone number is (954) 698-9998. Our website is located at www.biolok.com.

Implant Market Environment

The dental implant market dates back many centuries. Originally, some implants were made of materials as diverse as wood and ivory via very crude processes. Today’s implants originated in the early 19th century as pins, posts, and blade implants made of metal. A dentist in the 1930’s implanted subperiosteal (on the bone) hardware that would permanently anchor dentures to the bone. By the late 1940’s implant direction and focus had shifted to endosteal (in the bone) devices. Practitioners who used implants were seen as mavericks. Over the following decades the market for blade type implants grew, but never to any appreciable size. The market languished until the 1970’s, during which time most prosthetics were developed by practitioners for their own use.

By 1977 Dr. Branemark, a Swedish orthopedic surgeon, had developed and brought to market a product line of dental implants composed of titanium. Since that time the marketplace for implants has flourished and has grown continually, been refined and improved considerably, and has captured practitioners due to the ease of placing an implant unit over the blade implant process.

Today there are dozens of fixtures marketed. Some are made of pure titanium or one of its alloys, many are coated with different materials and processes to stimulate bone growth - osseointegration. By 1990 implants had moved to the mainstream of dentistry. Over the last 15 years the placement of implants has grown considerably. Primarily, oral surgeons and periodontists perform the placement of implants, but there are a growing number of general dentists who perform implant procedures. Today, the increase in the number of both specialty practitioners and general dentists placing implants is continuing, due in part to the continued success rate of implants, the aging population, and continued refinements and improvements being made to implant systems.

Implants are beneficial for patients and very profitable to practitioners, so it is understandable that this segment of professional dentistry is becoming one of the fastest growing and wisely publicized. A dentist does not have to be an oral surgeon to put dental implants in patients. In fact, dental implantology is now taught in the last year of dental school. The implant industry is closely linked with the evolution of dentistry towards more sophisticated diagnosis and procedures. During 2004 in excess of $400 million was spent in the U.S. alone on dental and oral care. There are in excess of forty million patients in this country who are potential candidates for dental implants and associated attachments. The domestic and international implant markets are estimated at $1 Billion annually.

The merits of having implants instead of conventional bridge and denture plates are as follows:

- dental implants can provide support for a full denture, making it more secure and comfortable
- dental implants support a fixed bridge eliminating the need for a removable partial denture
-  implants can assist in the replacement of a single tooth without the need to alter adjacent teeth
-  advantages are that they can support replacement teeth in much the same way as tooth roots support natural teeth. Many dentures wobble, click or cause pain, and dental implants provide a sound alternative
- dental implants can prevent embarrassment about spaces from missing teeth; instead, you can enjoy foods again, smile, and speak with confidence

Business of Issuer

BioLok’s principal product consists of a line of dental implants, their prosthetic components, tools, devices, irrigated spade drills, membranes and bone augmentation materials for use around implants. The dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchors (root form) shaped like screws or cylinders which, when placed, become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. Many of the implants have various coatings or treatments (hydroxylapatite, titanium plasma sprayed, treated via a resorbable blasted material - “Osseo-Lok,” passivation, and other like processes) which are bonded to the implant or improve surface texture to enhance the bonding and bone growth process, resulting in improved osseointegration or attachment.

Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, and other similar disciplined individuals. Implants can have a high success rate if placed properly and expertly. With proper oral care and regular dental visits, implants have lasted as long as 20 years and may last a lifetime.

BoneGenTM, a calcium sulfate hemihydrate bone graft material, was introduced to the dental market in 2005. The product is registered with the FDA via a 510(k) filing. The product is bioresorbable and osteoconductive, hemostatic, soft tissue barrier, easy to handle and place, and cost effective. Extensive research and use have demonstrated that calcium sulfate hemihydrate enhances bone regeneration by releasing calcium ions, which combine with phosphorus ions from body fluid to form calcium phosphate trellis, a bioactive and osteoconductive bone scaffold. BoneGen promotes bone regeneration in a wide range of clinical indications. Several studies have shown calcium sulfate to be highly biocompatible, biodegradable, non-toxic and angiogenic. Calcium sulfate has been utilized for post-extractions, infra-osseous defects, apicoectomy, dehiscence and fenestrations, sinus lifts and implant placement.

Through its subsidiary, Orthogen Corporation, the Company is continually engaged in research and development of new or improved products for use in the medical industry, particularly the dental industry. The entity works with numerous institutions, has in the past and continiously been awarded NIH Grants for specific research. (see Section titled “Research and Development”)

Products and Service~~s~~

The primary product offered by the Company is a dental implant product line and system titled the "Bio-Lok Precision Dental Implant System." This product line includes various styles of dental implants, their related prosthetics or armamentarium, devices, tools, irrigated spade drills, and items purchased for resale.

Dental implants are the foundation upon which natural looking teeth are placed via a sound and lasting prosthesis. Dental implants are small anchors (root form) shaped like screws which when placed become an artificial replacement of the natural roots, are made out of bio-compatible titanium, and are placed into the maxilla and mandible of a patient. The titanium alloy utilized is of clinical grade, is inert to the body and represents a space age material that has the unique ability to form a permanent biological bond (biolok) with living tissue. Dental implant systems are placed by trained dentists, oral surgeons, periodontists, implantologists, and other similar disciplined individuals. Implants can have a high success rate if placed properly and expertly. With proper oral care and regular dental visits, implants have lasted as long as 20 years and may last a lifetime.

Many of the implants have various coatings or treatments (hydroxylapatite, titanium plasma sprayed, treated via a resorbable blasted material, “Osseo-Lok,” passivated, and other like processes) which are bonded to the implant to enhance the bonding and bone growth process resulting in improved osseointegration. Coatings and processes offered are as follows:

Osseo-Lok -- represents a surface roughening treatment of the implant - treating  the implant with resorbable blast media (calcium phosphates);

HA -- coating consists of a synthetic bone mineral called hydroxylapatite along with a dense, nonresorbable calcium phosphate ceramic that stimulates the growth of bone to form with the implant.

Many patented features of the system provide a superior locking feature to prosthesis - hence the product line names of “Micro-Lok,” “Silhouette,” “Silhouette IC (Internal Connection),” “Silhouette Laser-Lok,” and “Silhouette Laser-Lok IC.”

Micro-Lok screw type implants: an implant style that has an external hex top and is offered either HA coated or Osseo-Lok treated. The implant has a straight wall design and is offered in various diameters and lengths.

Silhouette screw implants have a tapered body design which mirrors the root of a natural tooth and has an external hex top. These implants are offered in various diameters and lengths, and provide improved lateral compression of the osteotomy site to greatly improve primary stability.

Silhouette IC implants are similar to our Silhouette implants, but have an internal connection. They are offered in various diameters and lengths.

Silhouette Laser-Lok implants consist of an external hex top, tapered design and laser micro-machined collar implant. This implant line provides improved lateral compression of the osteotomy site to greatly improve primary stability, and has a two millimeter collar which is laser machined for improved tissue adhesion. Laser-Lok surface treatment has been applied to the collar portion of the implants for improved bone and soft-tissue interface performance. The implant is offered in various diameters and lengths.

Silhouette IC Laser-Lok implants are the same as our Silhouette Laser-Lok implants except they have an IC (internal connection) top design. These implants are offered in various diameters and lengths.

The Company also offers an extensive line of prosthetic armamentarium available to practitioners in eight distinct prosthetic styles, each style being marketed in various cuff heights and material composition (such as titanium, gold alloy, plastic and ceramics).

Other products offered by the Company for use in dental implantology are bone augmentation materials via its “BoneGen,” a calcium sulfate hemihydrate bone graft material; Mem-Lok™ Collagen Resorbable Membrane in various dimensions; and surgical motors and hand pieces made by third party manufacturers.

The Company, along with its primary clinicians, constantly reviews current designs, evaluates new concepts, and develops improved and new products to replace or augment the Micro-Lok Implant System. Through its Orthogen Corporation subsidiary, the Company is engaged in research and development of new or improved products for use in the medical industry, particularly the dental industry. Orthogen works with numerous institutions and has in the past been awarded and continues today to be awarded NIH Grants for specific research.

Distribution and Markets

Domestically, the Company markets its products directly to the end market - to clinicians, dental specialists and institutions. The Company is expanding its market presence and is actively engaged in the development of its domestic (US) sales force.

Internationally, BioLok sells and markets its products via distributors and majority-owned subsidiaries. Presently, there are contracts outstanding with over sixteen (16) distributors and there exist three (3) majority-owned subsidiaries: Micro-Lok Chili SA; BioLok Int’l. Pty. Inc. (Australia); and, Micro-Lok Mexico S.A. DE C.V. The Company is continually soliciting and negotiating for the establishment of added international relationships.

The continued development of both markets is proceeding at an accelerated pace to meet management’s growth and development objectives.

Competition

The Company estimates the size of the domestic implant market to be approximately $400 million dollars and the international implant market to be $600 million dollars. We believe that the combined markets will grow annually at a rate of 12-17% from 2005 to 2010. The expected growth is primarily from an aging population, better education of new dentists, and developing interest by, and education of, existing dentists. There are four companies that dominate the world-wide marketplace, with a second tier of five additional companies. The principal competition consists of Astra Zeneca International, Nobel Biocare, Zimmer Dental, Inc., BioMet Inc.and its 3i Implant Innovations, Inc. subsidiary, LifeCore Biomedical, Inc., and Straumann Holding AG. Many of these competitors are subsidiaries or divisions of larger companies, and many have substantial capital resources which are significantly larger than the Company’s capital resources. The Company believes that it can compete with all of such companies because it designs and manufactures in house a state-of-the-art product line based on new technology, primarily exemplified by the Company’s new Laser-Lok® implant. Because of what the Company deems to be a technologically advanced and superior line of products, the Company believes that it will be able to increase its domestic and international sales and gain market share.

To compete and overcome the competitor(s)’ advantages in the marketplace, BioLok offers to the market a “State-of-the-Art” product line designed and manufactured in-house based on today's technology by having incorporated into the system unique and patented designs, including Laser-Lok micro-machined collar, upper and lower journal design, thread design, seals and other features which provide strength and fit. Due to these factors, BioLok anticipates being able to penetrate the existing dental implant market and gain market share as it completes the development and implementation of its business plan and objectives.

Raw Materials

The materials used in manufacturing the dental product line are medical grade titanium alloy (ASTM F1472 Rev: 02 [Ti 6AL4V]), gold alloy, stainless steel, ceramic (zirconia/alumina composite) and brass. Titanium is inert to body tissue and bone, and is an alloy which has the unique ability after being placed to form a permanent biological bond with living tissue. Research in the use of ceramic and other materials has been completed and is continually underway, particularly for use as abutments. The availability of these materials is good; however, titanium prices have risen 40% over the past year.

Financial Information about Industry Segments

The Company captures data for segmentation of its business activity via sales by geographic areas - domestic (US) and international. To accumulate information for assets and expenses is not practical, as the product line manufactured by the Company is not unique to any specific market.

Patents and Trademarks

The Company owns twenty-seven (27) patents and has eight (8) patents pending. The patents held by the Company were obtained by, or have been transferred and assigned to, the Company. In 2004, the Company received two significant patents, the first for its Laser-Lok® style implant and the second for its BoneGen™-T/R calcium sulfate time release formulation. BoneGen™-T/R consists of a composition having a controlled resorbtion rate for stimulating bone growth from eight to twenty-four weeks, which substantially matches the rate of bone growth, and which can be utilized for the repair, augmentation and other treatments of bone. Presently, final clinicals are being completed and product registering of all claims with the FDA is in process.

The Laser-LokTM implant technology, patent awarded and US FDA registration completed in 2004, and was introduced into the domestic and international markets late 2005. Laser-LokTM style implant was accepted and is being marketed with the following claims:

Soft tissue attachment to the Laser-Lok surface treatment and the alignment of its micro-grooves inhibits epithelial down-growth on Silhouette Laser-Lok and Silhouette IC Laser-Lok Implants.

The Laser-Lok treated collar on the Silhouette Laser-Lok and Silhouette IC Laser-Lok Implant has been shown to attach and retain bone adjacent to the implant.1,2

The Laser-Lok surface treatment on the collar does not reduce the safety and inflammation performance of Silhouette Implants.

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

The Company was awarded five (5) patents in 2005. A number of the new patents have dental applications and these products have been incorporated into the BioLok Precision Dental Implant System. Patents successfully prosecuted for the dental market were (i) “Method of Bone Expansion and Compression for Receiving a Dental Implant using Threaded Expanders,” identified by the product titled “Ridge/Bone Expanders,” providing a method and devices for bone tissue expansion and compression utilizing a less invasive and traumatic process and (ii) “Surgical Implant for Promotion of Osseo-Integration,” an improved patent of the Laser-LokTM technology of microgeometric random surface patterns applied over the repetitive Laser-LokTM surface patterns, defining a multiplicity of micropits having dimensions in a range of about .0.1 to about 4 microns providing improved tissue attachment. Patents granted on the Laser-LokTM machining technology process and applied to other medical mediums are (i) “Intra-Ocular Implant Promoting Direction Guided Cell Growth,” (ii) “Transcutaneous Port Having Micro-Textured Surfaces for Tissue and Bone Integration,” and (iii) “Surgical Stent having Micro-Geometric Patterned Surface.”

A number of other patents pertaining to the dental implant product line or dental technology that have application in other medical fields are still under prosecution. To this extent, new and innovative processes and products are continually evaluated and developed, and if patentable patented.

The Company has filed trademarks as feasible for its dental implant product line names and logos. To date five (5) trademarks have been awarded. Trademarks awarded are (1) Laser-Lok - for the “Laser-Lok” implants, (2) Bio-Cera - for the ceramic abutments, (3) Osseo Lok - for the implant surface processed via remedial blast media, (4) Mem-Lok - name of the collagen membrane, (5) Lok Screw - for the screw utilized in locking the final screw in an abutment. The Company has two (2) trademarks in process.
_______________

1 Bone Response to Laser Microtextured Surfaces by Ricci, J.L., Charvet, J., Frenkel, S.R., Chang, R., Nadkarni, P., Turner, J., Alexander, H.; Chapter 25 in: Bone Engineering, ed; JE Davies, 2000, Em2 Inc., Toronto (pages 8 & 9).

2 Advanced Surface Microtexturing Techniques to Enhance Bone and Soft Tissue Response to Dental Implants by Weiner, S., Simmon, J., Ehrenberg, D.S., Zweig, B., Ricci, J.L.: presented at the Academy of Osseointegration 2003 Annual Meeting, Boston and pending publication in the International Journal of Oral and Maxillofacial Implants.

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

The Company has registered its products with the Federal Drug Administration (FDA) as required, obtained numerous 510(k’s), and adheres to the good manufacturing practices (GMP) guidelines established by them. FDA registration for the product line is required by the US Government to enable the Company to present and detail the merits, quality and performance of its products.

Research and Development

The Company continually evaluates new ideas and concepts relating to dental implantology. New products will be, and are currently being, brought to market as clinical evaluations, studies and testing are completed and FDA registration, if required and necessary, is obtained. In addition, product research is continually being done on the Company’s existing product line.

BioLok is one of the few companies in its industry that has a subsidiary solely focused on research and development. In March 2000 the Company acquired New Jersey-based Orthogen Corporation. Orthogen is primarily engaged in the conception, research and development of bio-material technology, which has already led to marketing its Laser-Lok® product and anticipates, in 2006, bringing to market its BoneGen™-T/R calcium sulfate time release bone augmentation product. Through Orthogen, the Company is exploring the application of its biomaterial laser machining technology to other products and materials for the management of tissue and bone. The Company believes that its Laser-Lok® technology can be applied in circumstances other than dental implants, such as applications that connect severed nerves, cardiovascular stint applications, transcutaneus implants, and ophthalmology. Orthogen currently has a funded, two-year National Institutes of Health (“NIH”) grant of $200,000 for research into a mechanical/neural limb prosthetic interface for upper limb amputees. This research will be done with neurological and orthopedic partners and, together with other technologies being explored by the Company, is anticipated to enhance the Company’s expansion into products outside of its primary dental implantology business.

Environmental Laws

Environmental laws do not impact the Company, except for waste products/materials created and/or generated by manufacturing processes. These waste products are being recycled according to and in compliance with federal, state and local environmental protection laws.

Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected in the future to have, an effect on capital expenditures, liquidity, earnings or the Company’s competitive position.

Employees

We currently employ sixty-three (63) full time employees world wide. Six (6) of our employees are management, twenty (20) are sales and marketing, six (6) are international sales, seventeen (17) are support personnel, eleven (11) work in manufacturing our products, and three (3) are exclusively involved in research and development.

Item 2.  DESCRIPTION OF PROPERTY

The Company’s principal executive office and manufacturing facility are located in Deerfield Beach, Florida. The facilities are considered to be in good condition and consist of 18,820 sq. ft. of leased factory and office space.

The Company’s manufacturing facility consists of numerous automated CNC Swiss, manual lathe and other select machinery. Current equipment on hand permits the Company to meet its goals and objectives.

The Company also maintains a facility in Springfield, New Jersey, for Orthogen Corporation. The facility consists of 900 sq. ft. of leased office space.

The Company’s subsidiary facilities located in Australia, Mexico and Chile are minimal and not material. They consist of sales office space and product storage facilities.

Item 3.  LEGAL PROCEEDINGS

No legal proceedings exist.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has traded on the NASD OTC Electronic Bulletin Board under the symbol “BLLI” since May 2000. The following table sets forth the quarterly high and low bid prices of the Company’s common stock for the fiscal years ended October 31, 2003 to 2005, as reported on the OTC Bulletin Board.

	BID PRICES
	HIGH	LOW
Quarter Ended October 31, 2003	$0.23	$0.19
Quarter Ended January 31, 2004	$0.59	$0.51
Quarter Ended April 30, 2004	$1.15	$0.48
Quarter Ended July 31, 2004	$0.97	$0.51
Quarter Ended October 31, 2004	$1.45	$0.45
Quarter Ended January 31, 2005	$1.10	$0.60
Quarter Ended April 30, 2005	$1.50	$0.66
Quarter Ended July 31, 2005	$1.50	$0.66
Quarter Ended October 31, 2005	$1.98	$1.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company understands that eight member firms currently act as market makers for the Company’s common stock.

The Company has only one class of common stock. As of October 31, 2005, there were approximately 1,100 stockholders of record of the Company’s common stock. A number of these shares are held in “street” name and may, therefore, be held by several beneficial owners.

Dividends

The Company paid no dividends during the fiscal years ended October 31, 2004 and 2005. The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company’s earnings, its capital requirements and its financial condition, as well as other relevant factors.

The Company does not anticipate the payment of any dividends in the near future and is restricted from paying a dividend under its current Bank Loan agreement and EximBank US credit insurance guarantee. The Board of Director adheres to a policy of retaining earnings for growth and development.

Equity Compensation Plans

The following table sets forth certain information concerning shares of our common stock issuable and available for issuance under our equity compensation plans not approved by our stockholders, in each case as of October 31, 2005.

Securities authorized for issuance under equity compensation plans are as follows:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in First column)
Plan category
Equity compensation plans approved by security holders	-0-	$-0-	-0-

Equity compensation plans not approved by security holders	400,000	$-0-	-0-
Total	400,000	$-0-	-0-

(1)	Represents 400,000 shares issuable to an employee and a consultant of the Company’s Orthogen Corporation subsidiary on the Company’s attaining certain performance milestones.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a dental implant, bio-medical, and bio-materials company based in Deerfield Beach, Florida. We manufacture and distribute the Bio-Lok Precision Dental Implant System, which is a line of dental implants, prosthetic components, tools, devices, irrigated spade drills, membranes and bone augmentation materials for use around implants. Most of our revenues have historically been generated from international sales, but since 2002 we have aggressively developed marketing programs to expand our domestic sales operation. The Company has grown its domestic sales from 8% to over 35% of total sales over the past three years, and based on management’s continued effort to grow the domestic market, domestic sales over the coming three years are expected to continue to become a larger portion of total sales. Until 1997, BioLok’s primary focus was on the production of dental implants which were similar in technology and design to competing dental implant products. In 1998, we changed our business strategy to focus on the research, development, design, patenting and sale of technologically-advanced implant products. In 2000, we acquired Orthogen Corporation, a New Jersey-based research and development company which developed the laser micro machining technology behind our Laser-Lok® system. In 2004, we received a patent for our Laser-Lok® system, and the system received FDA 510(k) approval in October 2004. The Company began marketing the product in the United States and internationally in calendar 2005.

Both our focus on research and development and our plans to increase our share of the domestic dental implant market have required us to spend a substantial amount of capital and management resources, and in all probability will continue to do so in the future. We believe that our business strategy will enable us to increase our share of the domestic and foreign implant markets in 2006.

During the fiscal year ended October 31, 2005, the Company expended significant management and financial resources on the clinical trial and FDA approval process of its Laser-Lok® implant system and the clinical trial of its BoneGen™-T/R product. Also during this period, and particularly commencing in the second quarter of fiscal 2005, the Company began to accelerate the implementation of its domestic marketing programs while continuing to grow its international sales. Because of its relationship with its international distributors, the Company’s focus has traditionally been on its international market. As the Company’s operating results improved and as it has increased the amount available under its credit facilities and from private equity financing, the Company has become increasingly capable of implementing its domestic marketing strategy. As a consequence, the Company anticipates spending substantial capital resources on hiring executive-level and other marketing personnel, and substantially increasing its advertising and promotion budget, in fiscal 2006 and succeeding years. The Company also intends to increase its international distribution network by actively soliciting relationships in Japan, China, France, Canada, Germany and other countries. The Company anticipates that it will realize losses through the fiscal year ending October 31, 2006, as a consequence of the costs associated with its market development programs.

In March 2000, we acquired a New Jersey-based corporation, Orthogen Corporation (“Orthogen”), our wholly-owned subsidiary engaged primarily in the research and development of certain bio-material technology.

BioLok is the manufacturer and distributor of the “BioLok Precision Dental Implant System,” an all-inclusive product line augmented by a few products we purchase for resale. Our products are marketed domestically directly to the end market and internationally on a country-by-country basis through selected distributors. BioLok is compliant with good manufacturing practices (“GMP”), submits its products for regulatory approvals required by the FDA, and is ISO 9001:2000, ISO 14385:2001, and Annex II (EU Council Directive 94/42/EEC) certified, which allows us to export and market our products within the European economic community. We hold twenty-seven (27) patents and have eight (8) patent applications pending. We have filed trademarks for our dental implant product line names.

BioLok intends to grow through the application of cellular biology and biomaterials to the creation of innovative implant dentistry products that produce long-term aesthetic results. BioLok intends to be one of the leaders in the dental implant industry through the use of science and practical innovation to simplify implant dentistry and deliver improved patient outcomes.

Critical Accounting Policies

Our financial position, results of operation and cash flow are impacted by the accounting policies which we have adopted. A summary of our critical accounting policies follows:

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

Off Balance Sheet Arrangements
We have not entered into any transactions with unconsolidated affiliates in which we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations for the Fiscal Year Ended October 31, 2005, compared to the Fiscal Year Ended October 31, 2004

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere herein. The information that follows includes results for the fiscal years ended October 31, 2005 and 2004.

Revenues Net revenues for 2005 increased by $2,296,912, or approximately 46%, over prior year results. The increase was due to gains in both the domestic and international markets. The domestic market grew by 38% while international grew by 50%. Both markets are expected to continue to grow at an accelerated pace in the following years.

Gross Profit Gross margins on net sales increased from 64% in 2004 to 67% in 2005. The increase was due to the continued sales growth, new market penetration, and production efficiencies achieved through retrofitting of all machines with automatic fire suppressant equipment to permitting longer production cycles.

Selling Expense Costs for the year increased by $955,234, or 75%, from prior year results. The increased costs incurred are attributed to staff additions, related commissions paid, and general increases from higher sales realized. These costs are expected to increase as management continues to develop the domestic market and expand the Company’s international presence. During 2006, individuals will be added to the domestic staff, and, internationally, additional distributors are anticipated to be brought on line in Europe, South and Central America, and Asia.

General and Administrative Expenses General and administrative expenses increased by $944,029, or 64%, over prior year results. The increased costs incurred are a direct result of domestic and international market growth and development support. General and administrative expenses are anticipated to increase as the Company grows and management’s sales and marketing objectives are met.

Research and Development Research and development expenses for the year ended October 31, 2005, increased by $121,706, or 41%, over prior year results. The increase was due to research and development on the Laser-Lok implant and BoneGen - TR calcium sulfate hemihydrate - time/release products.

Income from Operations Income from operations decreased by $328,521, or 237%, from prior year results of an income from operations of $138,511. The decrease is a direct result of management’s election to continue to hire a domestic sales staff, increase research and development costs and grow revenues by 46%.

Other Income and Expenses Interest expenses totaled $148,134 in fiscal 2005 compared to $162,648 in fiscal 2004, reflecting lower borrowings outstanding for fiscal 2005 due to funds raised from the Company’s private placement completed in March 2005 (See “Liquidity and Capital Resources,” below). The Company received $103,397 of insurance proceeds in fiscal 2005 from the loss by fire of a CNC machine. In fiscal 2004 the insurance proceeds realized by the Company were from business interruption insurance from the 2001 machine fire. All insurance claims and benefits for the 2001 fire have now been received. The Company also recorded $149,713 in forgiveness of debt in 2005 for the elimination of the remaining debt balances outstanding from the Chapter XI bankruptcy filing.

Net Income The Company had a net loss of $77,661, or $(.01) per share, in fiscal 2005 compared to a gain of $51,537, or $.01 per share, in the prior year. The loss is attributed to marketing, staffing and other costs of growing the Company on an accelerated basis.

Liquidity and Capital Resources

BioLok has met its consolidated working capital requirements and funded debt repayments primarily from cash provided from operations and revolving lines of credit. Capital requirements for machinery and related expenditures have been funded via leasing and loan arrangements. Going forward, management intends to continue to use the same funding methods in growing the Company.

During the year ended October 31, 2005, the Company’s liquidity position continued to improve until the fourth quarter, when the “Laser-Lok” implant promotional and marketing activities commenced. The Company, by the end of the year, generated a negative cash flow from operating activities of $1,090,960 and had a net loss of $77,661 due to increases in accounts receivable and other operating assets arising from growth in both domestic and international sales, and net loss due to sales force expansion. As of the end of fiscal 2005, the Company had $545,762 in cash, $1,576,521 cash available under its revolving line of credit, $2,237,511 in net accounts receivable, and $2,278,993 in inventory (consisting of work-in-progress and finished goods). The Company had accounts payable, accrued expenses and other payables in the aggregate of $546,713, revolving loans payable of $592,000, and notes, equipment leases and loans payable current of $175,239. At October 31, 2005, the Company had an accumulated deficit of $833,030, positive working capital of $4,155,756 and positive stockholders’ equity of $5,994,450.

The Company has a $2,500,000 asset-based line of credit from CommerceBank NA to finance foreign accounts receivable and inventory destined for export. The amount available under this line of credit is subject to a monthly borrowing base, as defined in the Company’s loan agreement with its lender. EximBank US guarantees 90% of the loan. The Company also has a $250,000 domestic receivables credit line with CommerceBank, NA. Both loans are secured by a pledge of the Company’s assets. Interest is payable on the international line of credit at prime plus 1%, while the domestic line of credit bears interest at 2% over the prime rate. Interest is payable monthly. The Company pays EximBank $0.80 for each $100 of invoices issued and reported. Principal on both loans is due on demand. Both credit facilities are subject to an annual financial review date of December 31. The line has been extended to March 31, 2006, by CommerceBank NA and EximBank US.

The Company’s current ratio increased to 4.16 on October 31, 2005, from 1.26 as of October 31, 2004, due to receivables outstanding, inventory growth, and the proceeds of a private placement completed in March 2005. At October 31, 2005, the Company’s revolving loan payable decreased by $1,307,432 for the year due to management letting receivables collect and paying the Company’s principal on the loan, and utilizing the funds raised from the Company’s March 2005 private placement for continued growth and market development programs initiated by management. As cash from the private placement is utilized, the revolving loan is used and growth continues, the current ratio will decline.

To increase sales, the Company has been actively developing its sales force since 2002. The increase in sales force is substantially responsible for the Company’s improvement in sales of 46% in fiscal 2005, compared to fiscal 2004. Management plans to continue its efforts to increase sales at a comparable rate in fiscal year 2006.

The Company has experienced substantial expenses due to Sarbanes-Oxley Act (“SOX”) compliance. These costs (which include audit fees, legal fees, and changes in the Company’s board of directors for compliance and corporate governance purposes) have increased the Company’s administrative expenses significantly and, consequently, have imposed a significant economic burden. The Company anticipates that the costs of compliance will increase significantly in the immediate future as the Company becomes subject to additional regulatory controls, including compliance with SOX Section 404 (controls and procedures) and requirements imposed by the Company’s registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Deteriorating global economic conditions may cause prolonged declines in investor confidence in, and accessibility to, capital markets and may make it more difficult for the Company to secure funding. Future financing may not be available on a timely basis, in sufficient amounts, or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants that restrict the Company’s business activities.

On March 2, 2005, the Company completed a $3,750,000 private offering of 5,000,000 shares of its common stock to institutional and other accredited investors at a price of $.75 per share. The Company intends to use the net offering proceeds of $3,447,000 to pay for additional sales and marketing personnel, for research and development, and for operating expenses.

The Company anticipates having adequate capital and liquidity for the next 12 months. However, if adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

Outlook for Fiscal Year 2006

Management’s primary objective is the development of the dental implant market both domestic and international. The Company’s growth potential has been enhanced due to the introduction of new products and, anticipated by the summer 2006, the introduction to the market of a BoneGenTM - T/R (calcium sulfate-time/release) bone augmentation product. Management will continue to reinvest profits to continue to grow the Company. The Company expects to continue to operate on a break-even basis to marginal profitability in fiscal 2006.

Item 7.  FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and the Independent Accountants’ Reports thereon, commencing on page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herewith by their reference. Summary financial results are as follows:

BIO-LOK INTERNATIONAL INC.

		October 31, 2005
Balance Sheet:	Current assets	$ 5,469,709
	Property and Equipment, Net	1,581,507
	Other assets	579,255
	Total Assets	7,630,472
	Current liabilities	1,313,953
	Non-current liabilities	322,069
	Stockholders’ Equity	5,994,450

		YEAR ENDED
		Oct. 31, 2005	Oct. 31, 2004
Income Statement:	Net Sales	$ 7,246,238	$ 4,949,326
	Gross Profit	4,881,609	3,189,161
	Sales Expense	2,230,730	1,275,496
	General & Admin. Exp	2,418,712	1,474,683
	Research & Development	422,177	300,471
	Income (loss) from Operations	(190,010)	138,511
	Other Income (Expenses)	112,349	(86,974)
	Net Income (loss)	(77,661)	51,537

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2004. Their evaluation was carried out with the participation of other members of management. Based upon their evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 31, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act),” are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the fiscal year ended October 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  OTHER INFORMATION

None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of Bio-Lok hold offices for either one (1) or two (2) year terms. Terms are set each year as Directors are nominated and subsequently elected at the Company’s Annual Meeting of Shareholders, last held on May 1, 2005. Each officer has been elected to serve at the discreation of the Board.

Directors and Executive Officers
The following is a list of the names and ages of all Board of Directors and Officers of the Company, the positions and offices held by each such person, and each such person's principal occupation(s) or employment(s) during the past five years.

Name and Age	Positions and Offices Held and Principal Occupations or Employment During Past Five Year

Bruce L. Hollander (67)	Chairman of the Board, CEO and President; with the Company since December 1995; Director since 1995; present term as Director expires 2007;

Ingo K. Kozak (64)	Director, CFO and VP-Finance & Administration; with the Company since February 1994; Director since February 1995; present term as Director expires 2007;

Neil H. Smith (64)	Director; Audit Committee Chairman, retired and past Co-Chairman & CFO of Express Shade, Inc.; CPA; Director since 1996; present term as Director expires 2007;

Harold Weisman, Esq. (72)	Director; Attorney at Law, Delray Beach, FL; Director since 1996; present term as Director expires 2006.

Dan Lubin (45)	Director; Managing Partner of Radius Ventures, LLC; present term as Director expires 2006.

Cary Shapoff, DDS (58)	Director; Periodontist in private practice since 1977; present term as Director expires 2006.

Johnny J. Postell (49)	Vice President Domestic Sales; with the Company since July 2005; previously employed as National Sales Director, Dental Division at CollaGenex Pharmaceuticals, Inc.

Patricio Nilo (42)	Vice President International Sales; with the Company since May 1995; previously Director of International Sales & Marketing.

Oliver (“Chip”) Jones, (38)
Vice President Marketing; with the Company since April2005; previously employed as President/Founder of Leverage, Inc. from 4/02 to 4/05 and Director, Business Operations Pacific Rim, Canada, Mexico and Brazil at Implant Innovations, Inc.

There is no understanding or arrangement between any Director or any person or persons pursuant to which such individual was or is to be selected as a Director or nominee of the Company.

There are no family relationships among the directors and executive officers of the Company.

The CEO and President of the Company has declared that he will be selling approximately 200,000 common stock shares annually over the next two years.

Board Committees
The Board of Directors has three committees:

Finance Committee
Audit and Accounting Committee
Compensation and Employee Benefits Committee

Neil Smith is the sole member of the Board's Audit and Accounting Committee. He is an audit committee financial expert within the meaning of Securities and Exchange Commission Regulation S-B, Item 401(e). See the information under the caption "Directors and Executive Officers," above, for information concerning Mr. Smith's professional background.

The Audit and Accounting Committee met four times during the last fiscal year. The other Board committees each met twice during that year.

Code of Ethics
On May 26, 2005, the Board of Directors adopted a Code of Ethics that applies to all of our officers and managers, including our principal executive officers and principal financial officer. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both our corporate policies and with the law.

Compensation of Directors
The directors have not been paid cash compensation for their services. Each director is reimbursed for his actual out-of-pocket expenses after submission and acceptance of an expense account. The Company paid its directors stock compensation of 10,000 shares of common stock each in calendar year 2002, 15,000 shares each in calendar year 2003, and 20,000 shares each in calendar year 2004. Effective with the May 1, 2005 Annual Stockholders Meeting, Directors are reimbursed at $5,000 per meeting attended and any out-of-pocket expenses.

Compliance with Section 16(a) of the Exchange Act
Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 with respect to 2005, the Company is not aware that any person was required to, but did not, comply with Section 16(a) in the fiscal year ended October 31, 2005.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation attributable to executive officers of the Company for the fiscal years 2005, 2004 and 2003:

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Anuual Compensation($)	Restricted Stock Awards ($)	Securities underlying options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Hollander, Bruce L.	2005	181,042	30,000	20,355 (1)	-0-	-0-	-0-	19,294 (2)
CEO and President	2004	165,000	30,000	19,476 (1)	-0-	-0-	-0-	15,705 (2)
	2003	150,000	20,000	-0-	-0-	-0-	-0-	14,455 (2)

Kozak, Ingo K.	2005	136,042	25,000	15,810 (1)	-0-	-0-	-0-	13,267 (2)
CFO, EVP-Finance &	2004	120,000	25,000	15,810 (1)	-0-	-0-	-0-	11,690 (2)
Admin. and Secretary	2003	105,000	15,000	-0-	-0-	-0-	-0-	9,752 (2)

(1) Automobile allowance
(2) Long-term care insurance and country club membership

Employment contracts are detailed in the Consolidated Financial Statements hereto under Note 9. (B) “Employment Agreements.”

The Board of Directors granted Bruce Hollander, Ingo Kozak and Patricio Nilo long-term care insurance policy coverage. The policies have been in place since 2001 and are to remain in place and be fully paid by the Company until termination from the Company or the death of the individual and his spouse after the employee retires from the Company.

Effective January 1, 1997, the Company established a 401(k) Plan for the employees of the Company. The Plan authorizes the Company to match employee contributions in either cash or common stock. The maximum matching contribution that can be authorized is 50% of the first 10% of contributions of salary contributed by employees to the Plan. Matching Company contributions, if issued as common stock, have a three-year vesting period. The Board has approved a pay-out of the maximum contribution since 2000. Company contributions for the past three years were as follows:

Year	Amount	Number of Shares

2004	$ 28,890	34,944
2003	$ 18,901	80,877
2002	$ 16,276	116,549

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners
The following table sets forth the number of shares of the Company’s common stock beneficially owned by any person or group who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities:

Name and address	Beneficial Shares owned	Percent of Common Stock
Radius Ventures Partners II, LP	2,333,333	15.2
400 Madison Avenue, 8th Flr.
New York, NY 10017

Security Ownership of Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned by the CEO and by all Directors and Officers of the Company as a group on October 31, 2005, unless otherwise indicated in footnotes. Each person and member of the group has sole voting and investment power with respect to the shares shown:

Name of Beneficial Owners	Beneficial Shares owned	Percent
Hollander, Bruce L. (Director, CEO and President)	3,300,367	21.5
Lubin, Dan (Director) officer of Radius owner of stock	2,333,333 (a)	15.2
Kozak, Ingo K. (Director, CFO and VP-Finance & Admin.)	1,283,030	8.4
Alexander, Harold (Director and President of Orthogen)	346,429	2.3
Shapoff, Cary (Director)	167,310	1.1
Smith, Neil H. (Director)	141,345	0.9
Weisman, Harold (Director)	133,345	0.9
Nilo, Patricio A. (VP-International Sales)	327,565	2.1
Jones, Oliver (VP-Marketing)	10,000	0.0

All Directors and Officers of the Company	8,042,684	52.5

(a) Includes 2,333,333 shares owned by Radius Venture Partners II, L.P. (“Radius”). Mr. Lubin and Jordan S. Davis are the managing members of Radius Venture Partners II, LLC, the general partner of Radius. Pursuant to Securities and Exchange Commission Rule 13d-3, Mr. Lubin and Jordan S. Davis, as managing members of Radius, may be deemed beneficial owners of the shares held by Radius.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has employment agreements outstanding since 1997 with its President and Vice Presidents. These contracts are automatically renewed annually on October 31 for five, four and two years, respectively.

The Company, at the time of the acquisition of Orthogen Corporation, entered into an employment agreement with its elected President and a consulting agreement with a doctor and associate professor. These contracts have been extended to March 2007.

Management from time-to-time utilizes personal credit cards for the purchase of goods and services. (See Note 8, “Related Parties,” of the Consolidated Financial Statements attached hereto for added detail.)

Item 13.  EXHIBITS

(a) Exhibits

No.	Description
2.1	Stock Purchase Agreement dated March 15, 2000, among Harold Alexander, John Ricci, Harriet Naiman, Margaret Miller and BioLok International Inc. (4)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment of Certificate of Incorporation dated December 12, 2000 (2)
3.4	Certificate of Amendment of Certificate of Incorporation dated May 1, 2002 (4)
4.1	Specimen Common Stock Certificate (4)
4.2	Form of Placement Agent’s Warrant (4)
10.1	Stock Compensation Plan 2002 (3)
10.2	Employment Agreement of Bruce L. Hollander (4)
10.3	Employment Agreement of Ingo K. Kozak (4)
10.4	Employment Agreement of Patricio Nilo (4)
10.5	Clinical Trial Agreement dated August 19, 2003, by and between BioLok International Inc. and New York University College of Dentistry (4)
10.6	Investment Banking Agreement between Capitalink, L.C., and BioLok International Inc. (4)
10.7	Placement Agent Agreement between Capitalink, L.C., and BioLok International Inc. (4)
14.1	Code of Ethics (4)
21.1	Subsidiaries of the Registrant (4)
23.1	Consent of Daszkal Bolton, LLP (4)
23.2	Consent of Siegel, Lipman, Dunay & Shepard, LLP (Included in Exhibit 5.1)
31.1	Certification by Pres. & CEO pursuant to Sec. 302
31.2	Certification by VP-Fin. & CFO pursuant to Sec. 302
32.1	Certification pursuant to Sec 906 by CEO
32.2	Certification pursuant to Sec 906 by CFO

_____________

* Filed herewith.
(1) Previously filed as Exhibit 3.1 to Form S-8 filed on September 23, 1988, and incorporated herein by reference.
(2) Previously filed as Exhibit 3.2 to Form 10-KSB filed on February 5, 2001, and incorporated herein by reference.
(3) Previously filed as Exhibit 10.1 to Form S-8 filed on February 28, 2002, and incorporated herein by reference.
(4) Previously filed as an exhibit to Form SB-2 filed on July 5, 2005, and incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company’s independent auditors for the years ended October 31, 2005 and 2004 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. Principal accounting and services fees incurred are as follows:

	2005	2004
Audit Fees	$53,000	$44,000
Audit - Related Fees	5,181	0
Tax Fees	0	0
All Other Fees	935	134
	59,116	$44,134

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: January 25, 2005	By:	/s/ Bruce L. Hollander
Bruce L. Hollander, President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: January 25, 2005	By:	/s/ Bruce L. Hollander
Bruce L Hollander, CEO & Director

Date: January 25, 2005	By:	/s/ Ingo K. Kozak
Ingo K Kozak, CFO and Director

Date: January 25, 2005	By:	/s/ Dan Lubin
Dan Lubin, Director

Date: January 25, 2005	By:	/s/ Neil Smith
Neil H. Smith, Director

Date: January 25, 2005	By:	/s/ Harold Weisman
Harold Weisman, Esq.

BIOLOK INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005 AND 2004

CONTENTS

PAGE	F - 1	CONTENTS

PAGE	F -2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 3	CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2005

PAGE	F - 4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

PAGE	F - 5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

PAGES	F-6- F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

PAGES	F-8- F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2005

Daszkal Bolton LLP
CERTIFIED PUBLIC ACCOUNTANTS

Michael I. Daszkal, C.P.A., P.A.
Jeffrey A. Bolton, C.P.A., P.A.
Timothy R. Devlin, C.P.A., P.A.
Michael S. Kridel, C.P.A., P.A.
Marjorie A. Horwin, C.P.A., P.A.
Patrick D. Heyn, C.P.A., P.A.
Gary R. McConnell, C.P.A., P.A.
Scott A. Walters, C.P.A., P.A.

Colleen DeWoody Bracci, C.P.A.
Arthur J. Hurley, C.P.A.
Amy E. Vetter, C.P.A.
Prochi Sheth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bio-Lok International, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Bio-Lok International, Inc. and Subsidiaries (the "Company") as of October 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the two years ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Lok International, Inc. and Subsidiaries as of October 31, 2005 and the results of their operations and their cash flows for the two years ended October 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Daszkal Bolton LLP

Boca Raton, Florida
January 11, 2006

2401 NW Boca Raton Boulevard ♦ Boca Raton, FL 33431-6632 ♦ t: 561.367.1040 ♦ f: 561.750.3236
2401 PGA Boulevard, Suite 196 ♦ Palm Beach Gardens, FL 33410-3500 ♦ t: 561.367.1040 ♦ f: 561.624.1151
2700 West Cypress Creek Road, Suite D 126 ♦ Fort Lauderdale, FL 33309-1744 ♦ t: 954.974.3544 ♦ f: 954.974.3680
PCAOB Registered www.daszkalbolton.com AGN Affiliated Offices Worldwide

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$545,762
Accounts receivable, net	2,237,511
Inventory	2,278,993
Prepaid expenses and other current assets	407,443
Total Current Assets	5,469,709

PROPERTY AND EQUIPMENT - NET	1,581,507

OTHER ASSETS
Patents, net	277,812
Inventory	267,194
Deposits and other assets	34,249
Total Other Assets	579,255

TOTAL ASSETS	$7,630,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving loans payable	$592,000
Notes and loans payable - current portion	103,584
Capital lease obligations - current portion	71,655
Accounts payable	259,800
Accrued expenses and other payable	286,913
Total Current Liabilities	1,313,952

LONG-TERM LIABILITIES
Capital lease obligations - non-current	208,594
Notes and Loans payable - non-current	113,475
Total Long-Term Liabilities	322,069

TOTAL LIABILITIES	1,636,021

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.75 par value, 500,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 20,000,000 shares authorized, 15,318,338 shares issued and outstanding	153,183
Additional paid-in capital	6,681,574
Accumulated deficit	(833,030)
Treasury stock (17,327 common shares), at cost	(7,277)
Total Stockholders’ Equity	5,994,450

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,630,471

See accompanying notes to the consolidated financial statements.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004

SALES - NET	$7,246,238	$4,949,326

COST OF SALES	2,364,629	1,760,166

GROSS PROFIT	4,881,609	3,189,161

OPERATING EXPENSES
Selling & marketing expenses	2,230,730	1,275,496
General and administrative expenses	2,418,712	1,474,683
Research & Development	422,177	300,471
Total Operating Expenses	5,071,619	3,050,650

INCOME (LOSS) FROM OPERATIONS	(190,010)	138,511

OTHER (EXPENSE) INCOME
Other income - Forgiveness of Debt	149,713	-
Interest expense	(148,134)	(162,648)
Other expense	(6,238)	(272)
Gain from business insurance recovery	117,008	75,946
Total Other Income (Expense)	112,349	(86,974)

NET INCOME (LOSS)	$(77,661)	$51,537

Net income (loss) per common share:
Basic	$(.01)	$.01
Diluted	$(.01)	$.01
Weighted average number of shares outstanding during the period:
Basic	12,648,591	7,218,264
Diluted	12,648,591	9,793,191

See accompanying notes to consolidated financial statements.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Stock	Amount	Stock	Amount	Capital	Deficit	Stock	Total
Balance, October 31, 2003		$	7,153,701	$71,537	$2,513,454	$(806,906)	$(7,277)	$1,770,808
Issuance of shares for services			9,000	90	6,300			6,390
Issuance of common stock
- 401(k) Plan for 2003			75,172	752	16,538			17,290
Issuance of shares for service			60,000	600	30,600			31,200
Issuance of shares for service			22,000	220	11,000			11,220
Stock Option amortization					116,126			116,126
Net Income 2004						51,537		51,537
Balance October 31, 2004		$	7,319,873	$73,199	$2,694,018	$(755,369)	$(7,277)	$2,004,571

Stock Option amortization					50,476			50,476
Issuance of stock to officers and
employees for services in 2004			187,000	1,870	172,040			173,910
Issuance of common stock in connection with 401(k) Plan
Distribution (2004)			34,944	349	32,149			32,498
Issuance of stock for exercise
of Options			30,000	300	4,200			4,500
Conversion of outstanding
Options to common stock			2,441,793	24,418	(24,418)			0
Issuance of shares in a Private
Placement			5,000,000	50,000	3,397,000			3,447,000
Issuance of stock to consultant for services ref. the Private Placement			150,000	1,500	214,500			216,000
Issuance of common stock in connection with - 401(k)
Plan for vested shares			14,728	147	4,829			4,976
Issuance of shares for services			130,000	1,300	121,880			123,180
Issuance of stock per hire in connection with employement letter			10,000	100	14,900			15,000
Net Loss 2005						(77,661)		(77,661)
Balance - October 31, 2005		$	15,318,338	$153,183	$6,681,574	$(833,030)	$(7,277)	$5,994,450

See accompanying notes to consolidated financial statements.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(77,661)	$51,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	251,930	180,969
Provision for doubtful accounts - net of recoveries	45,711	13,067
Issuance of common stock for services	565,565	66,100
Forgiveness of debt	(149,713)	-
Option expense (amortization)	50,476	116,126
Changes in operating assets and liabilities:
Accounts receivable	(1,179,336)	(115,428)
Inventory	(401,232)	(105,631)
Prepaid expenses and other current assets	(343,706)	9,854
Deposits and other assets	(4,367)	(14,582)
Accounts payable and accrued expenses	151,373	42,518
Due to stockholders	-	(2,294)
Net Cash Provided by (Used In) Operating Activities	(1,090,960)	242,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(357,313)	(139,706)
Proceeds from sale of property and equipment	6,000	35,000
Insurance settlement	103,297	-
Investment in Patents & related intangibles	(93,486)	(107,610)
Net Cash Used In Investing Activities	(341,502)	(212,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock sale	3,447,000	-
Proceeds from exercise of Options	4,500	-
Payment of capital lease obligations	(88,536)	(78,987)
Payment of notes and loans payable	(101,441)	(101,380)
Proceeds from payment of revolving loans payable, net	(1,307,432)	133,728
Net Cash Provided (Used In) by Financing Activities	1,954,091	(46,639)

NET INCREASE (DECREASE) IN CASH	521,629	(16,719)
CASH - BEGINNING OF YEAR	24,133	40,852

CASH - END OF YEAR	$545,762	$24,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$148,134	$162,648
Cash paid during the year for income taxes	$-0-	$-0-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Capital Lease obligations	$175,359	$158,813
Note Payable issued for equipment	$162,250	$-0-

See accompanying notes to consolidated financial statements.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

At October 31, 2005, the Company had accrued $25,092 for a matching contribution to its 401(k) plan for 2005.
During 2005 the Company settled its 2004 accrual by issuing 34,944 shares of its common stock under the plan.

During the year ended October 31, 2005, the Company acquired $175,359 of equipment through the assumption of capital lease liabilities.

During the year ended October 31, 2005, the Company acquired $162,250 of equipment through the assumption of note payable liabilities.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Description of Business

BioLok International, Inc. (BioLok or the "Company") manufactures and distributes the "BioLok Precision Dental Implant System” along with related bone augmentation and regenerative products. The Company holds many patents and its products are sold world wide. Domestic marketing and sales activities are direct to clinicians and institutions; internationally via Distributors and Subsidiaries to clinicians and institutions. The Company's products are subject to various United States and international regulatory laws that restrict their sale to licensed medical practitioners. The Company manufactures its products in a Federal Drug Administration (FDA) registered facility, and is ISO 9001, EN 13485:2001 and Annex II Certified. The Company guarantees and warrants its products, subject to certain restrictions and requirements. As a result of minimal product returns, the Company at present does not maintain reserves for product warranties.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries (Orthogen Corporation, Micro-Lok Mexico S.A. and Bio-Lok Int’l. Pty. Inc., and Micro-Lok Chile, S.A. which is 51% owned). All significant intercompany balances and transactions have been eliminated in consolidation. Foreign currency translation gains or losses arising from the consolidation are recorded at the subsidiary level then all sales from subsidiaries are accounted on a distributor basis and are required to remit payments for goods shipped at 50% of retail price. Foreign currency changes are still minor and immaterial to the financial statements as a whole.

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

(D) Shipping Costs

All products sold are shipped FOB BioLok International Inc., charged to customers and included in gross revenue. Shipping charges are expensed as Cost of Goods Sold. All other shipping charges incurred by the Company are expensed to their respective operation.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

(E) Cash

Cash includes cash on deposit at financial institutions.

(F) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current year presentations.

(G) Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory, which is not expected to be sold in one year, is classified as long term.

Finished goods inventory consists of a wide variety of products for sale to satisfy a market that requires specific types and sizes of products for specialized surgical applications and immediate order fulfillment. No back-orders are maintained, generally products ordered are shipped the same day for domestic accounts and within 3 to 5 days for international accounts.

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

(J) Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses, including promotional expenses, for the year ended October 31, 2005 and 2004 was $222,454 and $137,774, respectively.

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

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

(L) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $422,177 and $300,471 in fiscal years 2005 and 2004, respectively.

(M) Stock Options and Warrants

The Company accounts for stock options issued to consultants and for other services in accordance with SFAS 123. Beginning in November 2002, the Company elected to account for all employee options under SFAS 123. As of March 1, 2005, all stock options outstanding except performance based grants/options (See Note 12) have been exercised and converted on a cashless exchange to common stock.

(N) Treasury Stock

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital. During the year ended October 31, 2002, the Company acquired 17,327 shares of its common stock in exchange for satisfaction of $7,277 in accounts receivable. No gain or loss was recognized. No treasury shares have been reissued as of October 31, 2005.

(O) Revenue Recognition

The Company recognizes revenues when goods and products are shipped. Returns and allowances are recorded as goods and products are returned and offset as a credit and reduction to revenues. Generally, all goods and products returned occurs in the same fiscal year (within 30 to 60 days) and are negligible if returned in the following year.

(P) Per Share Data

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). Diluted net income per common share is computed based on the assumed exercise of stock options and warrants, if dilutive.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

The following represents reconciliation from basic to diluted earnings per share:

	2005	2004
Numerator:
Income to common shareholders	$(77,661)	$51,537

Denominator:
Weighted average common shares outstanding	12,648,591	7,319,873
Assumed exercise of stock options	-0-	2,473,318
Diluted weighted average common shares outstanding	12,648,591	9,793,191

Basic earnings per common share	$(.01)	$.01
Diluted earnings per common share	$(.01)	$.01

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

The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, and notes and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(R) Segment Accounting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”), requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. (See Note 14 for the Company’s percentage of sales to various geographical areas.)

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

The Company has only one product line consisting of its “BioLok Precision Dental Implant System”, which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which has been included within this report. The Company does not allocate assets and expenses between segments because assets and expenses are used for both segments and any allocation would be impractical.

(S) Recent Accounting Pronouncements

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement is effective for us beginning in our third quarter of fiscal 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for us beginning in our fourth quarter of fiscal 2006.

Management does not expect the impact from these pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable as of October 31, 2005:

Accounts receivable, gross	$2,342,158
Less: Allowance for doubtful accounts	(104,647)
Accounts receivable, net	$2,237,511

The Company maintains an allowance for doubtful accounts based on management’s analysis of historical customer collections and risk (See Note 13).

NOTE 3 INVENTORY

Inventory consisted of the following as of October 31, 2005:

Raw materials	$51,701
Work in process	712,992
Finished Goods	1,570,074
Finished goods at foreign subsidiaries	211,420
2,546,187
Less: Inventory classified as long-term	(267,194)
Total current inventory	$2,278,993

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of October 31, 2005:

Office equipment	$231,929
Machinery and equipment	1,137,594
Equipment acquired through Capital leases	509,531
Computer equipment	261,935
Vehicle	22,161
Leasehold improvements	210,829
2,373,979
Less accumulated depreciation and amortization	(792,472)
$1,581,507

Depreciation expense for the years ended October 31, 2005 and 2004 was $228,648 and $165,823, respectively.

NOTE 5 PATENT & REGISTRATION EXPENSES

Patent expenses for attorneys’ fees and related registration costs and other unrecovered costs of a successful legal suit consisted of the following as of October 31, 2005:

Patents & Registration Expenses	$323,711
Less: accumulated amortization expense	45,899
$277,812

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

Amortization expense on patents and registration expenses for the year ended October 31, 2005 and 2004 totaled $23,282 and $15,146, respectively.

The following is a schedule of future minimum expense amortization for patent and registration expenses as of October 31, 2005:

Year	Amount
2006	$26,976
2007	26,976
2008	26,976
2009	26,976
2010	26,976

NOTE 6 REVOLVING LOANS PAYABLE

The following schedule reflects revolving loans payable as of October 31, 2005:

On November 26, 2001, the Company executed a revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $1,500,000, which effective March 26, 2003 was increased to $2,000,000 and $2,500,000 on December 30, 2004. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the revolving loan is guaranteed by the EximBank. The interest rate is the prime rate in effect plus 1.0%. At October 31, 2005, the effective rate was 6.75%. To provide added security to the Bank for the above revolving loan, the Company has obtained EximBank credit guarantees on select international receivables at a cost of $.80 per $100 as invoices are issued and reported.
$592,000
$592,000

The Company’s revolving loan agreement contains various loan covenants. At October 31, 2005, the Company was in compliance with these covenants. Revolving loan has been extended to April 1, 2006. (See Note 17 Subsequent Events)

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

NOTE 7 NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable as of October 31, 2005:

On November 26, 2001, the Company entered into a promissory note collateralized with existing equipment with CommerceBank N.A. at an interest rate of 7.5%. The note requires payments of interest only for the initial 12 months and interest plus principal for the remaining 48 months from December 2002 through November 2006.	$81,250

The Company entered into a secured loan agreement with Diamond Lease for the purchase of a Nomura CNC NN20YB screw machine. The note is repaid over 60 months at 9.48% with first payment 1/05 at $3,352.76 per month.	135,809

TOTAL	$217,059
Less: Current Portion of Long Term Debt	103,584
Long Term Debt	113,475

Required payments of principal on notes and loan payable, including current maturities, are as follows as of October 31, 2005:

Year	Amount
2006	$103,584
2007	37,664
2008	34,523
2009	37,940
2010	3,348
$217,059

Interest expense for the years ended October 31, 2005 and 2004 was $148,134 and $162,648, respectively.

NOTE 8 INCOME TAXES

For the year ended October 31, 2005, taxable net income has been adjusted to remove the gain from involuntary conversion of fixed assets due to a fire loss that is not recognized for tax purposes.

Income tax expense (benefit) for the years ended October 31, 2005 and 2004 is summarized as follows:

	2005	2004
Deferred:
Federal	$-0-	$-0-
State	-0-	-0-
Income tax expense (benefit)	$-0-	$-0-

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

The Company’s tax expense (benefit) differs from the “expected” tax expense for the years ended October 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34.00 percent to income before taxes) as follows:

	2005	2004

Computed “expected” tax expense	$(26,405)	$17,523
State income tax (benefit) - net of federal tax benefit	558	3,322
Non deductible expenses	31,629	13,600
Change in valuation allowance	(5,782)	(34,445)
	$-0-	$-0-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at October 31:

	2005	2004

Deferred tax assets:
Provision for doubtful accounts	$17,201	$22,178
Depreciation	(29,665)	(34,155)
Stock based Compensation	186,011	68,572
Net operating loss carryforward	277,220	399,954
Total gross deferred tax assets	450,767	456,549

Less valuation allowance	(450,767)	(456,549)
Net deferred tax assets	-	-
Net deferred tax asset (liability)	$-	$-

As of October 31, 2005, the Company had net operating loss carryforwards of $865,116 for income tax purposes, available to offset future taxable income expiring on various dates ending in 2023.

NOTE 9 COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements
On August 28, 2000, the Company entered into a consulting agreement with a former stockholder of Orthogen Corporation, which was acquired in March 2000 and is primarily engaged in research and development of certain technology, which the Company anticipates bringing to market. The agreement is for a five-year period and is renewable. Compensation is stated at $26,000 per year plus expenses, but is subject to review annually by the Board of Directors. The agreement also grants the consultant an option for 300,000 shares of common stock. The options are to be issued upon the reaching of certain milestones by Orthogen. To date, the first milestone had been met and 100,000 of the Option was issued in common stock in 2003 (See Note 12(A)).

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

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

In March 2000, the Company entered into an employment agreement with an officer of Orthogen Corporation. The agreement specifies an annual base salary which is reviewed annually by the Board of Directors and may be adjusted as detailed in the Company’s annual meeting proxy statement with a 10% bonus. The agreement also granted an option for 300,000 shares of common stock as an added incentive to remain with the Company. The options are to be issued upon the reaching of certain milestones by the Orthogen. To date, the first milestone had been met and 100,000 of the Option was issued in common stock in 2003 (See Note 12).

(C) International Distributor Agreements
The Company enters into distributor agreements (the "Agreements") with all its foreign distributors (the "Distributors"). The Agreements are established for a term of three to five years and renew automatically after the initial term, unless canceled in writing by either party at least 120 days prior to expiration. The Agreements may be terminated earlier by the Distributors with or without cause upon ninety days written notice and by the Company upon sixty days notice in case the Distributors did not meet the specific requirements stipulated in the Agreements. Under the terms of the Agreements, the Company grants to the Distributors the exclusive right to sell to customers the Company's product line in a specific territory. As of October 31, 2005 the Company had fifteen (15) contracts enforce.

(D) Capital Lease Agreements
The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2005:

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

Year	Amount
2006	$99,737
2007	99,737
2008	94,103
2009	45,728
Total minimum lease payments	339,305
Less - amount representing interest	(59,056)
Subtotal	280,249
Less - current portion of capital lease obligations	(71,655)
Capital lease obligations, less current portion	$208,594

(E) Operating Lease Agreements
The Company leases corporate office and manufacturing space under operating leases. The leases expire at June 30, 2008. Future minimum lease payments for the operating leases are as follows at October 31, 2005:

Year	Amount
2006	$173,144
2007	173,144
2008	115,429
$461,717

Rent expense under the operating leases for the years ended October 31, 2005 and 2004 was $142,302 and $113,383, respectively.

(F) Royalty Agreement
Pursuant to a settlement agreement, the Company is obligated to make royalty payments to a general creditor for the Company's continued sale of certain dental implant products. These payments are to continue for a period of ten years following confirmation of the Company's Amended Plan of Reorganization dated February 12, 1997. Payments will be made based upon a schedule as stipulated in the settlement agreement up to a maximum of 2% of the total net sales of certain products as defined in the settlement agreement. The Company expensed $115,463 and $105,409 for royalties under this agreement for the years ended October 31, 2005 and 2004, respectively.

Pursuant to a License Agreement entered into with the Hospital for Joint Diseases Orthopaedic Institute (“HJD”), the Company is obligated to make royalty payments for the grant of a license for a certain laser technology applied to dental products manufactured by the Company. Royalty payments commenced with 2002. Royalty payments for 2004 was $25,000 and is $25,000 for 2005. To this extent, the Company has accrued $24,000 as of October 31, 2005. The Company is obligated to pay royalties of $25,000 per year until royalty on total net sales for laser-lok implants at 2.5% exceeds $25,000. Other royalties that may be paid to HJD is for medical licensed of the laser-lok technology at 5% of net sales, 10% for licensed services and 15% for any monetary consideration realized.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

(G) Insurance Recovery
During 2005 the Company lost a machine due to an internal machine fire which was fully contained to the machine. The Company had “replacement value” insurance on the destroyed equipment. The equipment was replaced by the Company with a new and different model (See Note 15).

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment as well as business interruption (“BI”) insurance. While the equipment has been replaced in 2001 the business interruption insurance was settled in 2004. (See Note 15).

(H) Forgiveness of Debt
The Company in fiscal 2005 recorded $149,713 as forgiveness of debt. The amount represented the remaining debt obligation outstanding from the Chapter XI bankruptcy filing in 1996. All debt payments had been made according to the settlement agreement and plan payments terminated in March 2003. The balance remaining and amount recorded as forgiveness of debt represented the total amount unable to be remitted (i.e. checks returned due to change of address or business closed) due to no contact for over eight (8) years.

NOTE 10 401(K) PLAN SUMMARY

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

The Board of Directors approved the issuance of a matching contribution since 2001. Contributions awarded total 50% of the first 10% of contributions by a participant. The cost to the Company was 34,944 and 75,172 shares of the Company’s common stock having a fair value of $32,498 and $17,290 for 2005 and 2004, respectively. The award for 2005 is being accrued and is expected to be issued in early 2006. As of October 31, 2005, $25,092 had been accrued towards the Company’s Plan participation.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

NOTE 11 STOCKHOLDERS’ EQUITY

(A) Authorized Common and Preferred Stock
On May 2, 2002, the Company amended its certificate of incorporation to 20,000,000 authorized shares of $.01 par value common stock and 500,000 authorized shares of $.75 par value preferred stock. All share and per share information in the financial statements herein give effect to these capital stock transactions.

(B) Stock Issued for Services
The Company issued stock to officers and employees for services in 2005 totaling 187,000 common stock shares at a cost of $.93 per share. 34,944 common stock shares where issued for the 401k Plan participation for 2005 at a cost of $.93 per share. Options exercised by individuals resulted in the issue of 30,000 common stock shares at an exercise price averaging $.15 per share. The Company issued shares vested under the 401k Plan for 2000 and 2001 totaling 14,728 common stock shares at an average price of $.34 per share. 10,000 common stock shares where issued per a hire agreement at a cost of $1.50 per share. 130,000 common stock shares where issued to third parties for services at an average cost of $.95 per share.

March 1, 2005, the Board authorized the cashless exercise of all options outstanding. To this extent, 2,937,000 options where exchanged for the issue of 2,441,793 common stock shares at a price of $1.45 per share.

On March 2, 2005, the Board authorized the issue of 5,000,000 common stock shares for the Private Placement Issue consummated at $.75 per share. The Company raised a net total of $3,447,000. Concurrently, the Company issued 150,000 common stock shares for consulting services reference the private placement and warrants to purchase 500,000 common stock shares at $.75 per share for investment banking services. (See Note 12)

During fiscal year 2004, the Company issued 166,172 shares of common stock for $66,100. 91,000 shares of common stock were issued for services rendered and 75,172 shares of common stock were issued to the Bio-Lok 401(k) Plan as a matching contribution for the years ended 2003. The issued shares of common stock were valued at the fair market value on the date of grant based on the concurrent cash-offering price.

NOTE 12 STOCK OPTIONS AND WARRANTS

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

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

Included in the options granted above are 400,000 options issued as a part of the acquisition of Orthogen Corporation. These options are exercisable only if certain milestones are achieved (See (*) below and Note 11(A) and (B)).

A qualified plan for employees was approved by a majority of stockholders and approved by the Board of Directors. In conjunction with the Plan approval 1,602,000 Options where issued on April 8, 2003, to Officers and employees at market or higher for service from 2000 to 2001, and another 210,000 Options on April 8, 2003, to Directors, Officers and select employees for services in 2002.

A summary of the stock options issued is presented below as of October 31, 2005:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	3,377,000	$.34
Granted	20,000.05
Exercised	2,957,000.34
Cancelled and rescinded	-0-	.-
Expired	-0-	-
Balance at end of period	400,000*	$.00

*Note - Outstanding at October 31, 2005, are performance based grants/options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant. (See Note 11(A) and (B)).

During fiscal 2005 the Company issued warrants to purchase 500,000 common stock shares at $.75 per share for services rendered by its investment banking entity. The warrants have a five (5) year exercise period after which they shall expire and become void.

NOTE 13 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

During fiscal 2005 and 2004, 27% and 34%, respectively, of the Company's total revenues were derived from sales to two customers. The Company's international sales represent approximately 74% and 73% of the total sales for 2005 and 2004, respectively. As of October 31, 2005 and 2004, 60% and 48%, respectively, of accounts receivable were due from four customers (See Note 2). Financial instruments that potentially subject the Company to concentrations of credit risks consist of accounts receivable.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

To insure against losses on the major account concentrations, the Company maintains receivable credit insurance guarantees on its major international accounts. The policy is issued by EximBank and is paid as invoices are issued. As of October 31, 2005 and 2004, approximately $1,181,775 and $805,276, respectively, of international receivables were insured. Credit limits are individually evaluated and assigned in part by the Company and EximBank. Additionally, credit and country risk is continually evaluated to assess risk and additional collateral and guaranties are requested and/or obtained accordingly.

The Company’s credit risk concentration associated with cash and cash equivalents is minimized by maintaining its cash and cash equivalents with high quality federally insured financial institutions. Cash balances in excess of the FDIC insured limit of $100,000 and at risk as of October 31, 2005, was $431,515 in excess of the FDIC insurance limit.

NOTE 14 SEGMENTS

The Company segments its sales activity by maintaining revenue detail based on Domestic and International sales generated. Results for year 2005 and 2004 where as follows:

	2005	%	2004	%

Domestic Sales	$1,857,277	25.6	$1,358,483	27.4
International Sales	5,388,961	74.4	3,590,844	72.6

	$7,246,238		$4,949,326

NOTE 15 GAIN ON INVOLUNTARY CONVERSION AND BUSINESS INTERRUPTION

In July 2001, a fire occurred at the Company’s manufacturing facilities that destroyed a significant amount of machines, equipment and inventory. The Company had insurance for the “replacement value” of the destroyed equipment and inventory, as well as business interruption (“BI”) insurance settled in 2004. The table below shows the amount of insurance claims realized as of October 31, 2005: (See Note 9(G)

Asset Destroyed	Insurance Claim	Net Book Value		Gain
BI (Business interruption insurance)	$75,946	$	n/a	$75,946
Insurance proceeds from loss of a machine in 2005	207,137		109,296	117,008

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

NOTE 16 LIQUIDITY

During the year ended October 31, 2005, the Company’s position continued to improve until the fourth quarter when the new “Laser-Lok” implant promotional and marketing activities commenced. For the year the Company generated a negative cash flow from operations of $1,090,960 and a net loss of $77,661, positive working capital of $4,155,756, and positive stockholders’ equity of $5,994,450. As of the fiscal year-end, the Company had $545,762 in cash, $1,576,521 available under its revolving line of credit, $2,237,511 in net accounts receivable, and $2,278,993 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $546,713, revolving loans payable of $592,000, and current notes, loans and leases payable - current of $175,239.

On March 26, 2003, the Company entered into a financing arrangement with CommerceBank, N.A. to provide a revolving line of credit facility. This line of credit is an asset based line of credit to finance international accounts receivable and inventory destined for export. The amount available under the line of credit is $2,500,000 and is subject to a monthly borrowing base, as defined in the Agreement. EximBank US is guaranteeing 90% of the loan. The current interest rate on the revolving loan is 1% over the prevailing prime rate as published by the Wall Street Journal. Under the facility, CommerceBank, N.A. also committed to a revolving line of credit on domestic receivables in the amount of $250,000, and the amount available under the line of credit is subject to a monthly borrowing base. The interest rate for the facilities is the Wall Street Journal Prime Rate plus two percent and is due monthly. The principal under these lines of credit will be due on demand with an annual financial review date of December 31. The collateral for these facilities will consist of a blanket, first priority UCC-1 lien on all of the Company’s assets. Currently, the total line of credit for $2,750,000 has been extended to December 31, 2005. Presently, the credit line is under an annual review for signing of an amendment to the line of credit renewing the line to December 31, 2006. (See Note 17)

Overall net sales increased 46% in 2005. Management plans to continue its efforts to increase sales at an increased rate for 2006 and beyond by expanding both its domestic and international sales and marketing activities.

As reflected in the accompanying financial statements and as of October 31, 2005, the Company had an accumulated deficit of $833,030, a net loss from operations of $190,010 and net cash outflow from operating activities of $1,090,960, and net proceeds from a private placement issue of $3,447,000. The funds where raised for the development of the domestic market and new product introduction - i.e. “Laser-Lok implants and “BoneGen” bone regenerative product.

The Company anticipates an increase in sales volume and potentially raising additional capital in late 2006. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back the growth of operations and product and service development efforts. In addition, there is no guarantee that current financing arrangements will continue indefinitely.

BIOLOK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

Deteriorating global economic conditions may cause prolonged declines in investor’s confidence in and accessibility to capital markets. Unfavorable global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest.

NOTE 17 SUBSEQUENT EVENTS

In November 2005 the Company entered into a $105,000 lease arrangement with Orix Financial Services, Inc. for the leasing of two (2) used Nomura NN13SB Swiss Screw machines with bar feeds. The leases are for 48 months at a nominal annual rate of 10.65%.

The Company’s revolving credit line with CommerceBank N.A. has been extended to April 1, 2006, by both the Bank and EximBank US to complete the review and documentation to extend the line a credit of $2,750,000, as requested by the Company, to December 31, 2006.