Form 10QSB
period 2006-01-31
BIO LOK INTERNATIONAL INC
filed 2006-03-14
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from __________ to __________________

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

As of January 31, 2006, the Registrant had 15,318,337 Common Stock shares outstanding, at a par value $.01 per share.

Transitional Small Business Disclosure Format:   YES ☐   NO ☐

TABLE OF CONTENT

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations for the three months ended January 31, 2006 and 2005 (unaudited)
	Condensed Consolidated Balance Sheets for January 31, 2006 and October 31, 2005 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005 (unaudited)
	Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	12
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		13
Certifications		14 - 17

PART I

Item 1. Financial Statements

BIOLOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended January 31,
	2006	2005

Net Sales	$1,979,767	$1,549,672
Cost of Goods Sold	628,945	507,206
GROSS PROFIT	1,350,822	1,042,466
Selling	858,541	442,548
Admin. & General Exp	696,324	463,896
Research & Development	132,187	104,580
	1,687,052	1,011,024
Operating (Loss) Income	(336,230)	31,442
Gain on involuntary conversion	0	105,841
Interest Expense	(24,793)	(45,869)
Other Income (Expense)	49	(144)
	(24,744)	59,828
Income (Loss) before Taxes	(360,974)	91,270
Income Taxes	0	0
NET (LOSS) INCOME	$(360,974)	$91,270

Net (Loss) Income available to Common Shareholders	$(360,974)	$91,270
Earnings per Share - Basic	$(.02)	$.01
- Diluted	$(.02)	$.01
Weighted average Shares
Outstanding - Basic	15,318,337	7,319,873
- Diluted	15,318,337	9,639,077

See Notes to unaudited Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	January 31,	October 31,
	2006	2005*
ASSETS
Current Assets
Cash	$307,629	$545,762
Accounts Receivable (Net of Allowance of $123,037 and $104,647)	2,220,429	2,237,511
Inventory	2,410,223	2,278,993
Other Current Assets	505,998	407,443
Total Current Assets	5,444,279	5,469,709
Net Machinery & Equipment, Net	1,657,921	1,581,507
Other Assets
Patents & Related Intangibles, net	276,847	277,812
Inventory	267,194	267,194
Deposits and Other Assets	34,952	34,249
Total Other Assets	578,993	579,255
TOTAL ASSETS	$7,681,193	$7,630,471

LIABILITIES & EQUITY
Current Liabilities
Revolving loans payable	$1,088,000	$592,000
Notes & loans payable - current portion	91,767	103,584
Capital lease - current portion	96,360	71,655
Accounts Payable	157,477	259,800
Accrued expenses & other Payables	248,952	286,913
Total Current Liabilities	1,682,556	1,313,952

Long-Term Liabilities
Capital leases - non-current	265,514	208,594
Notes and loans payable - non-current	99,647	113,475
Total Long-Term Liabilities	365,161	322,069
Total Liabilities	2,047,717	1,636,021

STOCKHOLDERS’ EQUITY

Preferred Stock - authorized 500,000 par value $.75;	-0-	-0-
Common Stock - authorized 20,000,000, par value $.01; issued and outstanding 15,318,337 shares	153,183	153,183
Treasury Stock (17,327 common shares)	(7,277)	(7,277)
Paid-in Capital	6,681,574	6,681,574
Accumulated Deficit	(1,194,004)	(833,030)
Total Equity	5,633,476	5,994,450
TOTAL LIABILITIES & EQUITY	$7,681,193	$7,630,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended January 31,
	2006	2005
OPERATING ACTIVITIES:
Net (Loss) Income	$(360,974)	$91,270
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	18,390	64,975
Depreciation and amortization	77,932	54,886
Gain on involuntary conversion	0	(105,841)
Option expense (amortization)	0	28,938
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec	(1,308)	(205,028)
(Incr.) decr. in inventories	(131,233)	(65,027)
(Incr.) decr. in prepaid & other current assets	(98,552)	(5,918)
(Incr.) decr. in deposits & other assets	(702)	3,000
Incr. (decr.) in A/P & Accr. exp	(140,284)	60,767
Net Cash used in Operating Activities	(636,731)	(77,978)

INVESTING ACTIVITIES:
Investment in patents	(5,868)	(4,859)
Insurance settlement from involuntary Conversion	0	93,568
Purchase of Property, Plant & Equipment	(42,513)	(35,289)
Net Cash (used in) provided by Investing Activities	(48,381)	53,420

FINANCING ACTIVITIES:
Net proceeds from revolving loan	496,000	167,037
Repayment on Capital leases	(23,375)	(31,811)
Proceeds on exercise of stock options	0	2,000
Payment on notes payable	(25,645)	(25,455)
Net Cash provided by Financing Activities	446,980	111,771
NET (DECREASE) INCREASE IN CASH	$(238,133)	$87,213
Cash - Beginning of Period	545,762	24,133
Cash - End of Period	$307,629	$111,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$24,793	$45,869
Income Taxes Paid	$-0-	$-0-

         SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITES
During the three months ended January 31, 2006, the Company acquired $105,000 of equipment through a capital lease obligation.
During the three months ended January 31, 2005, the Company acquired $162,250 of equipment through the assumption of long-term debt.
During the three months ended January 31, 2005, the Company recorded a gain on involuntary conversion of assets in the amount of $105,841 of which $121,569 of the proceeds to be received was included in other assets.

See Notes to unaudited Condensed Consolidated Financial Statements.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ('SEC'). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet at October 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on January 31, 2006.

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

Note B - Recent Accounting Statements
The Company adopted SFAS No. 123 (revised 2004) under the modified prospective application method. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expenses over the period during which the employee is required to provide service in exchange for the award.

Note C - Nature of Business
BioLok is a manufacturer and distributor, domestically and internationally, of the BioLok Precision Dental Implant System. The line consists of a number of select screw implants, related prosthetic parts, devices, associated tools, and irrigated drills and reamers. The Company markets its product line domestically direct to the end user, internationally via select distributors and majority owned entities.

Revenues are attributable to the distribution and sale of its manufactured or purchased for resale products and are recognized when products are shipped.

Note D - Line of Credit
On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $2,000,000. The Company pledged substantially all of its assets as collateral to secure the loan arrangement. The interest rate is the prime rate in effect plus 2%. To provide added security for the loan, the Company also has obtained EximBank credit guarantees on the Company’s inventory allocated for international sales and qualified international receivables as invoices are issued and assigned. The principal under the line of credit is due on demand with an annual financial review date of December 31.

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000. A separate domestic receivables credit line totaling $250,000, and the continuation of its existing term debt agreement entered into in 2001. The Company pledged substantially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% with the domestic revolving loan at 2.0%. The Company’s revolving credit line with CommerceBank N.A. has been extended to April 1, 2006, by both the Bank and EximBank US to complete the review and documentation to extend the line of credit of $2,750,000, as requested by the Company, to December 31, 2006.

Note E - Net Income (Loss) Per Share
The Company’s basic and diluted net income (loss) per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months ended January 31, 2006, the Company reported a net loss therefore no common shares equivalent (400,000 of purchase options and 500,000 of warrants outstanding) were included in diluted net loss per common share because the effect would be anti-dilutive. For the three months ended January 31, 2005, the Company reported net income and as such, common shares equivalent were included in the computation of diluted net income per common share.

Note F - Segment Accounting
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”) requires that a public business enterprise disclose financial and other information about its business segments as a part of the consolidated financial statements.

The Company has only one product line, consisting of its “Bio-Lok Precision Dental Implant System”, which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which has been included within this report for the quarter.

	Results of Operations
	for Three Month Ended
	January 31,
	2006	2005

International	$1,459,264	$1,106,215
Domestic	520,503	443,457
Total Net Sales	$1,979,767	$1,549,672

Note G - Shipping and Handling
Amounts billed to customers for shipping and handling expenses are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling expenses are included in cost of goods sold.

Note H - Equity
(A) Stock Warrants In conjunction with the private placement consummated in 2005, the Company issued warrants for the purchase of 500,000 shares of common stock at a price of $.75 per share exercisable for a period of five years expiring March 2, 2010.

(B) Stock Options The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ended 2003. The Company is authorized to issue 2,500,000 shares of common stock under this Plan. To date, under the Plan 1,862,000 stock options have been issued to officers and employees of the Company. During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ended January 31, 2006, the Company recognized no expenses then all options outstanding had been fully expensed in March 2005; for the comparable quarter ending January 31, 2005, the Company recognized $28,938 of compensation expenses.

A summary of the stock options issued as of January 31, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	400,000	$-
Granted	-0-	-
Exercised	-0-	-
Expired	-0-	-
Balance at end of period	400,000	$-
Options exercisable at end of period	-0-	$-

 The following table summarizes information about stock options at January 31, 2006:

Exercise Prices	Number Outstanding at January 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2006	Weighted Average Exercise Price
$(*)	400,000	-	$-	-	$-

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) who sold Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note I - Liquidity
During the quarter ended January 31, 2006, the Company realized a net loss totaling $360,974, and realized a reduction of cash flow from operations of $636,731; the Company had an accumulated deficit of $1,194,004, positive working capital of $3,761,723 and positive stockholders’ equity of $5,633,476.

As of January 31, 2006, the Company had $307,629 in cash, $2,220,429 in net accounts receivable, and $2,410,223 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $406,430, revolving loans payable of $1,088,000, and notes and loans payable - current and capital leases current of $188,127. The Company as of January 31, 2006, had a total availability of fund against its revolving line of credit totaling $1,838,454.

The Company incurred a net loss for the first quarter 2006 as a direct result of sales and marketing increases, which are expected to generate added revenues. The ability of the Company to implement its business plan is dependent on the Company’s ability to hire qualified individuals to meet its sales and marketing objectives. With the completion of the private placement in 2005, the Company believes that it has sufficient cash to meet its objectives over the following eighteen (18) months.

There is no guarantee that the current financing arrangements will continue indefinitely. If adequate funds are not available either through operations or financing arrangements, the Company may be required to delay or scale back its growth of operations, product and service development efforts.

Note J - Notes Payable
In November 2005 the Company entered into a lease agreement for the financing of two CNC machines for $105,000. The machines were leased over forty eight (48) months and were acquired to increase manufacturing capacity.

On December 31, 2005, the Company’s revolving line of credit with CommerceBank N.A. in conjunction with EximBank was extended to April 1, 2006 (also see Note C - for added details).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
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

Management believes the following critical accounting estimates affect the significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition.  Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the three months ended January 31, 2006 and 2005 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the three months ended January 31, 2006 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 Months ended January 31, 2006, compared to the Three Months ended January 31, 2005)

Volume  The net sales (revenues) for the quarter increased by 28% over the prior year comparable quarter. The domestic market increased by 17% and the international market increased by 32% over the comparable prior year quarter. The growth reflects improved market penetration both domestically and internationally. Growth in the first quarter of the past years has been historically the lowest quarter due to the holiday periods and summer in the southern hemisphere.

Cost of Goods Sold  As a percent of sales cost of goods sold decreased by 1% over the comparable prior year quarter. Cost incurred in relation to the sales activity reflected no material change.

Gross Profit  Gross profit for the period increased by 30% over the prior year comparable quarter; gross margin percentages increased by 1% for the quarter due to a continued increase in market penetration.

Selling Expenses  Selling expenses for the quarter increased by 94% over the prior year comparable quarter and are a direct result of an increased sales staff, and cost increases due to sales growth and continued market development.

Administrative & General Expenses   Administrative and general expenses increased by 50% over the comparable quarter of 2005. The increased expenses incurred for the quarter compared to the same quarter prior year was due to higher staff and staff costs, professional fees and royalty expenses incurred.

Research and Development Expenses  Research and development expenses increased by 26% over the comparable quarter of 2005. The increased expenses incurred for the quarter was due to continued research and studies being completed for the Laser-LokTM technology and the BoneGen-TR product in final development.

Operating Income (Loss)  Results from operations decreased to a loss of $(336,230) compared with income of $31,442 for the same quarter of 2005. The lower results are directly due to management’s investment in market and sales development, new product development and introduction of same into the dental industry.

Other Income/Expenses  Interest expense decreased by 46% over the comparable quarter prior year. The lower interest expense incurred was due to lower borrowings outstanding on the revolving line of credit and equipment coming off lease. The 2005 insurance recovery realized was due to an involuntary conversion of equipment.

Net (Loss) Income  Net loss for the quarter was $(360,974) compared to a net income of $91,270 for the three months ended January 31, 2005. Adjusting 2005 for the gain realized in the first quarter for an involuntary conversion the 2005 results would have been a loss of $(14,571). The decrease was primarily due to sales staff increases for the quarter. Losses are expected to be maintained for the next two (2) quarters as management continues to develop its sales and marketing operations to gain market penetration both domestically and internationally.

LIQUIDITY and CAPITAL RESOURCES

On December 31, 2005, the Company attained an extension to April 1, 2006, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000. A separate domestic receivables credit line totaling $250,000. The Company has pledged substantially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% with the domestic revolving loan remaining at 2.0%.

The Company’s current ratio increased to 3.24 on January 31, 2006, from 1.29 on January 31, 2005, due to growth. For the first quarter 2006, the Company’s revolving loan payable increased by $496,000 and this increase was due to domestic and international market development and domestic sales staff growth initiated by management.

Management plans to continue its efforts to increase sales at a comparable rate for the remainder of fiscal year 2006 with expense increases over the prior year for added management and sales staff.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. The Company anticipates having adequate capital and liquidity for the next 18 months.

The Company completed a Private Placement for 5,000,000 shares of common stock on March 2, 2005, for $3.75 million or $0.75 per share. Cost of this placement was $225,000 and the issuance of warrants to purchase 500,000 shares. The financing was led by healthcare venture capital firm Radius Ventures with other accredited institutional and individual investors also participating.

OUTLOOK

Net income objectives for the first quarter 2006 resulted in a lower loss than budgeted by $155,191 which was totally due to lower hiring costs and marketing expenses incurred. Management anticipated staying within plan and a loss or breakeven is expected to continually be realized over the next twelve to eighteen months.

The Company is committed to the continued expansion of its US sales staff and anticipates to hire an additional six (6) new salespeople by fiscal year end 2006, bringing the total US sales staff to eighteen (18). Additionally, added international markets are and have been developed and are anticipated to come on-line in the coming months.

Our financial condition remains strong, and in addition to the internal objectives we are exploring acquisition opportunities with a synergistic product mix. To accomplish these objectives the Company may seek added capital later this year.

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

PART II.

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) or 15d - 15(e) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of EVP-Finance & Administration and CFO pursuant to Rule 13a-15(e) or 15d - 15(e) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOK INTERNATIONAL INC.
(Registrant)

Date: March 15, 2006	By:	/s/ Bruce L. Hollander
Bruce L Hollander
President and Chief Executive Officer

Date: March 15, 2006	By:	/s/ Ingo K Kozak
Ingo K. Kozak
EVP - Finance & Administration and Chief Financial Officer