Form 10QSB
period 2006-04-30
BIO LOK INTERNATIONAL INC
filed 2006-06-16
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ending  April 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ____________ to ___________

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
YES  ☐  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2006, the Registrant had 15,318,337 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2006 and 2005 (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2006 (unaudited) and October 31, 2005
	Condensed Consolidated Statements of Cash Flows for six months ended April 30, 2006 and 2005 (unaudited)
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

PART I

Item 1. Financial Statements

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005 *	2006	2005 *
Net Sales	$2,309,635	$1,734,691	$4,289,451	$3,284,364
Cost of Goods Sold	643,005	551,616	1,271,950	1,058,823
GROSS PROFIT	1,666,630	1,183,075	3,017,501	2,225,541

Selling	1,097,881	410,067	1,956,422	852,615
Admin. & General Exp.	633,730	768,361	1,330,054	1,231,945
Research & Development exp.	70,729	85,500	202,916	190,080
	1,802,340	1,263,928	3,489,392	2,274,640

Operating Income (Loss)	(135,710)	(80,853)	(471,891)	(49,099)

Other Income	49	-0-	49	-0-
Gain on involuntary conversion	-0-	-0-	-0-	105,841
Foreign Currency gain or (loss)	595	-0-	595	-0-
Interest Expense	(39,684)	(44,919)	(64,477)	(90,788)
Other Expenses	-0-	-0-	-0-	(144)
	(39,040)	(44,919)	(63,833)	14,909
Income (Loss) before Taxes	(174,750)	(125,772)	(535,724)	(34,190)
Income Taxes	-0-	-0-	-0-	-0-

NET INCOME (LOSS)	$(174,750)	$(125,772)	$(535,724)	$(34,190)

Net Income (Loss) per Common Share	$(.01)	$(.01)	$(.03)	$(.00)
Diluted Net Income per Common Share	$(.01)	$(.01)	$(.03)	$(.00)
Average Common Shares Outstanding	15,318,337	12,612,956	15,318,337	9,937,009
Diluted Average Common Shares outstanding	15,318,337	12,612,956	15,318,337	9,937,009

* Prior year’s data has been adjusted to conform to current year presentation basis due to the break-out of Research & Development expenses as a separate line item.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2006	October 31, 2005
	(unaudited)	(Note)
ASSETS
Current Assets
Cash	$254,892	$545,762
Accounts Receivable (Net of Allowance of $129,228 and $104,647)	2,750,941	2,237,511
Inventory	2,595,070	2,278,993
Other Current Assets	555,823	407,443
Total Current Assets	6,156,726	5,469,709

Net Property, plant & equipment	1,622,652	1,581,507

Other Assets
Patents & related costs, net	313,959	277,812
Inventory	239,385	267,194
Other Assets and Deposits	35,089	34,249
	588,433	579,255
TOTAL ASSETS	$8,367,812	$7,630,471

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$1,816,000	$592,000
Notes & Loans payable	73,716	103,584
Capital Leases - current	99,095	71,655
Accounts Payable	302,167	259,800
Accrued expenses	286,530	286,913
Total Current Liabilities	2,577,507	1,313,952

Long-Term Liabilities
Capital Leases	239,690	208,594
Notes and loans payable	91,889	113,475
Total Long-Term Liabilities	331,579	322,069
Total Liabilities	2,909,086	1,636,021

STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 500,000 par value $.75;	-0-	-0-
Common Stock - authorized 20,000,000, par value $.01; outstanding 15,318,338, and 15,318,338 shares;	153,183	153,183
Treasury Stock (17,327 common Shares), at cost	(7,277)	(7,277)
Paid-in Capital	6,681,575	6,681,574
Retained Earnings	(1,368,755)	(833,030)
Total Equity	5,458,726	5,994,450

TOTAL LIABILITIES & EQUITY	$8,367,812	$7,630,471

Note: The Balance Sheet at October 31, 2005, has been derived from the audited financial statements at that date; but, does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

BIO-LOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2006	2005
OPERATING ACTIVITIES:
Net Income (Loss)	$(535,725)	$(34,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	158,352	114,749
Provision for uncollectible accounts	24,581	15,605
Issuance of Common Stock for service	-0-	539,589
Options expense (amortization)	-0-	50,476
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(538,011)	(533,035)
(Incr.) decr. in inventories	(288,271)	(150,780)
(Incr.) decr. in Other current assets	(148,377)	(61,187)
(Incr.) decr. in deposits & other assets	(839)	3,000
Incr. (decr.) in A/P & Accr. exp.	41,983	(31,964)
Net Cash provided by (used in) Operating
Activities	(1,286,307)	(87,737)

INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(50,357)	(60,678)
Insurance Settlement	-0-	105,841
Purchase of Property, plant & equipment	(80,287)	(123,092)
Net Cash used in Investing Activities	(130,644)	(77,929)

FINANCING ACTIVITIES:
Net proceeds (payments)-revolving loan payable	1,224,000	(359,143)
Proceeds from Stock sale	-0-	3,447,000
Proceeds from exercise of Options	-0-	4,500
Payments on capital leases	(46,464)	(48,888)
Payment of notes & loan payable	(51,456)	(50,629)
Net Cash provided by Financing Activities	1,126,081	2,992,840

NET INCREASE IN CASH	$(290,870)	$2,827,174

Cash - Beginning of Period	545,762	24,133
Cash - End of Period	$254,892	$2,851,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$64,477	$90,788
Income Taxes Paid	$-0-	$-0-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Note Payable issued for equipment	$105,000	$162,250
Gain on Involuntary conversion of assets	$-0-	$105,841

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

On December 30, 2004, the Company entered into an extension to December 31, 2005, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 up from $2,000,000, a separate domestic receivables credit line totaling $250,000, and the continuation of its existing term debt agreement entered into in 2001. The Company pledged substantially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% with the domestic revolving loan at 2.0%. The Company’s revolving credit line with CommerceBank N.A. has been extended to June 30, 2006, by both the Bank and EximBank US to permit EximBank US to complete their review and documentation for extending the line of credit of $2,750,000, as requested by the Company, to December 31, 2006.

Note E - Net Income (Loss) Per Share
The Company’s basic and diluted net income (loss) per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three months ended April 30, 2006 and 2005, the Company reported a net loss therefore no common shares equivalent were included in diluted net loss per common share because the effect would be anti-dilutive.

Note F - Segment Accounting
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”) requires that a public business enterprise disclose financial and other information about its business segments as a part of the consolidated financial statements.

The Company has only one product line, consisting of its “Bio-Lok Precision Dental Implant System”, which is sold both domestically and internationally. It is practical only to report net sales by geographic area, which has been included within this report for the quarter and year to date.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005 .

Net Sales - International	$1,654,768	$1,321,106	$3,114,031	$2,427,320
Domestic	654,867	413,585	1,175,420	857,044
Total Net Sales	$2,309,635	$1,734,691	$4,289,451	$3,284,364

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

(B) Stock Options The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ended 2003. The Company from 2000 to 2003 had issued 2,747,000 stock options under the Plan to officers and employees of the Company. As of April 12, 2005 the outstanding options where exchanged on a cashless basis for 2,441,792 shares of common stock. Subsequent to the conversion only the performance options detailed below remained outstanding.

During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarter ended April 30, 2006, the Company recognized no expenses since all options outstanding are fully vested by March 2005. During the comparable quarter ending April 30, 2005, the Company recognized $28,938 of compensation expenses.

A summary of the stock options issued as of April 30, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	400,000	$-
Granted	-0-	-
Exercised	-0-	-
Expired	-0-	-
Balance at end of period	400,000	$-
Options exercisable at end of period	-0-	$-

 The following table summarizes information about stock options at April 30, 2006:

Exercise Prices	Number Outstanding at April 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2006	Weighted Average Exercise Price
$(*)	400,000	-	$-	-	$-

(*) Performance based options consisting of 200,000 shares to each of two individuals (aggregating 400,000 shares) who sold Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note I - Liquidity
During the quarter ended April 30, 2006, the Company realized a net loss totaling $174,750, and for the six months ended April 30, 2006, the Company realized a net loss totaling $535,725 and realized a reduction of cash flow from operations of $1,286,307; the Company had an accumulated deficit of $1,368,755, positive working capital of $3,579,219 and positive stockholders’ equity of $5,458,726.

As of April 30, 2006, the Company had $254,892 in cash, $2,750,941 in net accounts receivable, and $2,595,070 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $588,697, revolving loans payable of $1,816,000, and notes and loans payable - current and capital leases current of $172,811. The Company as of April 30, 2006, had a total availability of fund against its revolving line of credit totaling $934,000.

The Company incurred a net loss for the first six months 2006 as a direct result of sales and marketing increases, which are expected to generate added revenues in the near future. The ability of the Company to implement its business plan is dependent on the Company’s ability to hire qualified individuals to meet its sales and marketing objectives. With the completion of the private placement in 2005, the Company believes that it has sufficient cash to meet its objectives over the following twelve (12) months.

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

On December 31, 2005, the Company’s revolving line of credit with CommerceBank N.A. in conjunction with EximBank was extended to April 1, 2006, and as of April 2006 the line had been further extended to June 30, 2006,(also see Note D - for added details).

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

Revenue Recognition. Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements for the six months ended April 30, 2006 and 2005 are presented net of returns and allowances, sales discounts, advertising and promotions. The increase in revenues for the six months ended April 30, 2006 was primarily due to increased marketing and sales promotional efforts by the Company.

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

RESULTS OF OPERATIONS (3 Months ended April 30, 2006 VS 3 Months ended April 30, 2005)

Volume The net sales (revenues) for the quarter increased by 33% over the prior year comparable quarter. The domestic market increased by 58% and the international market increased by 25% over the comparable prior year quarter. The growth reflects improved market penetration both domestically and internationally.

Cost of Goods Sold As a percent of sales, cost of goods sold decreased by 17% over the comparable prior year quarter. Costs incurred in relation to sales activity reflect a change due to increased and improved manufacturing capacity.

Gross Profit Gross profit for the period increased by 41% over the prior year comparable quarter; gross margin percentages increased for the quarter by four basis points or 6%. Margins are expected to range between 68 to 74% over the next two years due to the continued effort by management to develop its market presence.

Selling Expenses Selling expenses for the quarter increased by 168% over the prior year comparable quarter and are a direct result of an increased sales staff, cost increases due sales growth and continued marketing and market development.

Administrative & General Expenses Administrative and general expenses decreased by 18% over the comparable quarter of 2005. The decreased expenses incurred for the quarter compared to the same quarter prior year were due to no stock issued for services incurred.

Research & Development Expenses Research and development expenses decreased 17% for the quarter over the comparable quarter in 2005. Decreased costs incurred were due to lower ongoing studies and research completed on existing products for marketing use.

Operating Income Net operating income increased by 68% compared to the same quarter of 2005. The higher results are directly due to management's investment in market and sales development and bringing new products to market.

Other Income/Expenses Net other income and expenses realized for the current quarter compared to the same period prior year decrease by 13% due to a result of lower borrowings outstanding.

Net Income (Loss) Net loss was realized for the quarter of $174,750 compared to a loss of $125,772 for the three months ended April 30, 2005. The increased loss was primarily due to increased marketing development. Losses will continue to be realized as management increases the sales and marketing staff to gain market penetration both domestically and internationally.

RESULTS OF OPERATION (6 Months ended April 30, 2006 VS 6 Months ended April 30, 2005)

Volume Net sales (revenues) for the six months ended April 30, 2006, increased by 31% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 37% and the international market by 28% over the comparable 2005 period. The growth reflects improved market penetration in all areas generated from an expanded product base and improved sales effort.

Cost of Goods Sold Cost of goods sold for the six months increased by 20% over the comparable prior year period. The resulting increase is due to increased sales activity in the first six months of 2006. Increased sales resulted in a decrease in cost of goods to net sales of 2.0 basis points. Expense increases incurred were for staff, rent, outside manufacturing processes, material purchases and factory maintenance costs.

Gross Profit Gross profit for the six month period increased by 36% over the comparable prior year period, and the related gross margin percentage increased from 68.0% to 70.0%. The increase is a direct result of improved costs of manufacturing.

Selling Expenses Selling expenses for the six months increased by 129% over the comparable prior year period. The increase is attributable to higher sales staff expenses, including commissions incurred, increased travel expenses and marketing costs. Overall, increases are expected in the future and are primarily attributed to increased market presence and promotional activities instituted.

Administrative & General Expenses Administrative and general expenses increased by 8% over the comparable prior year six month period. The increased expenses are attributed to continual operational support of market development, increased staff costs, system requirements, bad debt expense allowance to formula, and royalty expenses incurred due to higher sales realized.

Research & Development Expenses Research and development expenses for the six months increased by 7% over the comparable period prior year. The increased costs are attributable to higher costs incurred for ongoing studies for marketing use and research for new product development and to bring new products to market.

Operating Income Results from operations for the six months totaled a loss of $471,891 compared to a loss of $49,099 for the same period prior year. The lower results achieved are a direct result of increased costs incurred to obtain a higher market share and marketing expenses incurred for the continued development of the market.

Other Income/Expenses Overall other income and expenses decreased by $63,833 primarily due to insurance proceeds realized in 2005 for an involuntary conversion of equipment. Interest expense decreased by 29% over the comparable prior year period due to lower debt outstanding.

Net Income (Loss) The Company had a net loss for the six months of $535,725 compared to a loss for the same period prior year of $34,190. The reduced results are due to costs incurred in developing marketing and sales efforts to realize management’s objectives. Losses are expected to continue as staff is hired to expand market penetration both domestically and internationally.

LIQUIDITY and CAPITAL RESOURCES

The Company completed a Private Placement for 5,000,000 shares of common stock on March 2, 2005, for $3.75, million or $0.75 per share. Costs of this placement was $225,000 and the issuance of warrants to purchase 500,000 shares. The financing was led by healthcare venture capital firm Radius Ventures with other accredited institutional and individual investors also participating.

On December 31, 2005, the Company obtained an extension to April 1, 2006, and subsequently to June 30, 2006, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000 and a separate domestic receivables credit line totaling $250,000. The Company has pledged substantially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0% with the domestic revolving loan remaining at 2.0%.

The Company’s current ratio decreased to 2.39 on April 30, 2006, from 3.09 on April 30, 2005, due to growth. For the six months ended April 30, 2006, the Company’s revolving loan payable increased by $1,224,000. This increase was due to domestic and international market development and domestic sales staff growth initiated by management.

Management plans to continue its efforts to increase sales at a comparable or higher rate for the remainder of fiscal year 2006 with the addition of added distributors internationally, continued development of the domestic market, increased identification of the “Laser-Lok Implants,” and bringing to market “BoneGen TR.”

If needed by the Company future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. The Company anticipates having adequate capital and liquidity for the next 12 months without the need of additional financing.

OUTLOOK

Net loss objectives for the six months ended April 30, 2006, resulted in a lower loss than budgeted by $368,519 due to lower hiring and marketing expenses incurred. Management anticipates staying within plan and to operate at a loss or breakeven is expected to continually be realized over the next six to twelve months as all funds are utilized in growing the business.

Cash flow for the six months year to date reflected $1.3 million cash used from operations, a cash balance of $254,892, credit line availability of $934,000 and overall sales growth of 31%. The net income loss for the first quarter was $360,974 and as of the second quarter was reduced to $174,750, a 51% reduction; the reduction in the loss was due to the continued Company growth. The Company expects a number of new International Distributors to come on line over the next six (6) months and continued growth of its domestic marketing operation by over 50%.

The Company is committed to the continued expansion of its domestic sales staff and anticipates to hiring up to four (4) new salespeople by 2006 fiscal year end. Additionally, added international markets are and have been developed and are anticipated to come on-line in the coming months. Distribution agreements have been signed for Japan and are anticipated to be closed for Hungary and surrounding countries, and Poland. The market potential for the new territories will exceed $2 million over the next two years.

Our financial condition continues to remain strong. In addition to management’s internal objectives the Company is exploring acquisition opportunities providing a synergistic product mix to the Company.

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
-    increased safety, testing and evaluation of US FDA, ISO and other country requirements;
-    changes in interest rates;
-    higher prices for or reduced availability of energy and raw materials;
-    inability to access debt or security markets at reasonable rates or sufficient amounts;
-    higher-than-expected credit losses;
-    increased price competition for implants and prosthetic parts;
-    market acceptance of the Company’s existing and new products

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

BIO-LOK INTERNATIONAL INC. (Registrant)

Date: June 14, 2006	By:	/s/ Bruce L. Hollander
Bruce L. Hollander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated per the final audit report issued by accountants.

Signature	Title

/s/ Bruce L. Hollander
Bruce L Hollander	President, CEO and Director	Date: June 14, 2006

/s/ Bruce L. Hollander
Ingo K. Kozak	VP - Finance, CFO, Secretary and Director	Date: June 14, 2006