Form 10QSB
period 2006-07-31
BIO LOK INTERNATIONAL INC
filed 2006-09-15
CIK 840573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the Transition period from ________________________ to ________________________

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

As of July 31, 2006, the Registrant had 15,666,838 Common Stock shares outstanding, at a par value $.01 per share.

TABLE OF CONTENT

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2006 and 2005 (unaudited)
	Condensed Consolidated Balance Sheets as of July 31, 2006 and October 31, 2005 (unaudited)
	Condensed Consolidated Statements of Cash Flows for nine months ended July 31, 2006 and 2005 (unaudited)
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

Certifications		18-21

-------------------------------

PART I  FINANCIAL INFORMATION

Item 1.                Financial Statements

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005 *	2006	2005

Net Sales	$2,447,215	$1,875,044	$6,736,665	$5,159,408
Cost of Goods Sold	806,416	616,528	2,078,366	1,675,350
GROSS PROFIT	1,640,798	1,258,516	4,658,299	3,484,058

Selling	1,173,254	498,284	3,129,676	1,350,899
General & Administrative Exp.	972,160	537,728	2,302,214	1,769,674
Research & Development exp.	120,942	100,134	323,858	290,214
	2,266,356	1,136,146	5,755,748	3,410,787

Operating Income (Loss)	(625,558)	122,370	(1,097,449)	73,271

Gain on involuntary conversion	-0-	-0-	-0-	105,841
Other Income	40	-0-	89	-0-
Net Currency loss	(2,641)	-0-	(2,046)	-0-
Interest Expense	(54,349)	(36,323)	(118,826)	(127,111)
Other Expenses	-0-	-0-	-0-	(144)
	(56,950)	(36,323)	(120,783)	(21,414)

Income (Loss) before Taxes	(682,508)	86,047	(1,218,232)	51,857
Income Taxes	-0-	-0-	-0-	-0-

NET INCOME (Loss)	$(682,508)	$86,047	$(1,218,232)	$51,857

Net Income (Loss) per Common Share	$(.04)	$.00	$(.08)	$.00

Diluted Net Income (Loss) per Common Share	$(.04)	$.01	$(.08)	$.01

Average Common Shares Outstanding	15,644,111	15,289,609	15,428,122	11,715,348

Diluted Average Common Shares outstanding	15,644,111	15,289,609	15,428,122	11,715,348

See Notes to Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2006	2005
ASSETS
Current Assets
Cash	$157,233	$545,762
Accounts Receivable (Net of Allowance of $143,727 and $104,647)	2,846,641	2,237,511
Inventory	2,802,163	2,278,993
Other Current Assets	632,515	407,443
Total Current Assets	6,438,552	5,469,709

Net Property, plant & equipment	1,667,589	1,581,507

Other Assets
Patents & related costs, net	334,247	277,812
Inventory	239,385	267,194
Other Assets and Deposits	31,794	34,249
	605,426	579,255
TOTAL ASSETS	$8,711,567	$7,630,471

LIABILITIES & EQUITY
Current Liabilities
Revolving Loan payable	$2,466,990	$592,000
Notes & Loans payable	55,681	103,584
Capital Leases - current	101,909	71,655
Accounts Payable	307,196	259,800
Accrued expenses	328,113	286,913
Total Current Liabilities	3,259,889	1,313,952

Long-Term Liabilities
Capital Leases	213,133	208,594
Notes and loans payable	83,945	113,475
Total Long-Term Liabilities	297,078	322,069
Total Liabilities	3,556,967	1,636,021

STOCKHOLDERS’ EQUITY
Preferred Stock - authorized 500,000 par value $.75;	-0-	-0-
Common Stock - authorized 20,000,000, par value $.01; outstanding 15,666,838, and 15,318,338 shares;	156,668	153,183
Treasury Stock (17,327 common Shares), at cost	(7,277)	(7,277)
Paid-in Capital	7,056,471	6,681,574
Retained Earnings	(2,051,263)	(833,030)
Total Equity	5,154,600	5,994,450

TOTAL LIABILITIES & EQUITY	$8,711,567	$7,630,471

See Notes to Condensed Consolidated Financial Statements.

BIOLOK INTERNATIONAL INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2006	2005
OPERATING ACTIVITIES:
Net Income	$(1,218,232)	$51,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	249,705	181,875
Provision for uncollectible accounts	39,080	30,605
Issuance of Common Stock for service	378,382	539,589
Options expense (amortization)	-0-	50,476
Change in Current assets & liabilities:
(Incr.) decr. in accts. rec.	(648,210)	(736,117)
(Incr.) decr. in inventories	(495,362)	(283,383)
(Incr.) decr. in Other current assets	(225,072)	(164,406)
(Incr.) decr. in deposits & other assets	2,455	(1,158)
Incr. (decr.) in A/P & Accr. exp.	88,596	84,417
Net Cash provided by (used in) Operating
Activities	(1,851,128)	(246,245)
INVESTING ACTIVITIES:
Investment in Patents & related intangibles	(78,906)	(77,312)
Insurance Settlement	-0-	105,841
Purchase of Property, plant & equipment	(208,315)	(272,423)
Net Cash used in Investing Activities	(287,221)	(243,894)

FINANCING ACTIVITIES:
Net proceeds (payments)-revolving loan payable	1,874,990	(1,400,143)
Proceeds from Stock sale	-0-	3,447,000
Proceeds from exercise of Options	-0-	4,500
Payments on capital leases	(70,207)	(66,761)
Payment of notes & loan payable	(77,433)	(75,957)
Due to Stockholders	-0-	-0-
Net Cash provided by Financing Activities	1,727,350	1,908,639

NET INCREASE IN CASH	$(388,529)	$1,418,500

Cash - Beginning of Period	545,762	24,133
Cash - End of Period	$157,233	$1,442,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$118,826	$127,111
Income Taxes Paid	$-0-	$-0-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Capital Lease obligations	$105,000	$114,759
Note Payable issued for equipment	$-0-	$162,250

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission on January 15, 2006.

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

Note D - Line of Credit

On March 26, 2003, the Company executed a new revolving loan agreement with CommerceBank, N.A., for a maximum loan amount of $2,000,000. On July 28, 2006, the Company entered into an extension to July 28, 2007, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000; a separate domestic receivables credit line totaling $250,000; and, the continuation of its existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement. The interest rate is at the prime rate in effect plus 1.0%, with the domestic revolving loan remaining at 2.0%. To provide added security for the revolving loan, the Company has obtained EximBank credit guarantees on select international receivables at a cost of $.80, per $100 of sales as invoices are issued and reported.

Note E - Net Income (Loss) Per Share

The Company’s basic and diluted net income per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the three and nine months ended July 31, 2006 and 2005, the Company reported a net loss and, as such, common share equivalents were not included in the computation of diluted net income per share.

Note F - Segment Accounting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that a public business enterprise disclose financial and other information about its business segments as a part of the consolidated financial statements.

The Company has only one product line, consisting of its “Bio-Lok Precision Dental Implant System,” which is sold both domestically and internationally. It is practical to report by geographic area net sales only, which are herewith for the quarter and year to date.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Net Sales - International	$1,786,232	$1,353,540	$4,900,218	$3,780,860
Domestic	660,983	521,504	1,836,447	1,378,548
Total Net Sales	$2,447,215	$1,875,044	$6,736,665	$5,159,408

Note G - Shipping and Handling

Amounts billed to customers for shipping and handling expenses are included in revenue at the time the related product revenue is recognized. The costs incurred related to shipping and handling expenses are included in cost of goods sold.

Note H - Equity

On June 7, 2006, the Company issued 348,500 common stock shares as follows: (i) 20,500 shares of common stock in conjunction to its 401(k) Plan participation for the year 2005;(ii) 178,000 shares of common stock to officers and an employee for services in 2005; and, (iii) 150,000 shares of common stock to two individuals for performance based grants earned per the acquisition of Orthogen Corporation in 2000.

(A) Stock Warrants     In conjunction with the private placement the Company has issued warrants for the purchase of 500,000 shares of common stock at a price of $.75 per share exercisable for a period of five years expiring March 2, 2010.

(B) Stock Options     The Company adopted the 2003 Stock Option Plan during its second quarter of fiscal year ending 2003. It authorized the Company to issue 2,500,000 shares of common stock under this plan. To date, under the Plan, 1,862,000 stock options have been issued to officers and employees of the Company. During the year ended 2003 the Company elected to account for the stock options under the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During the quarters ending July 31, 2006 and 2005, the Company recognized no compensation expense. As of March 2005 all options issued and outstanding had been expensed by the Company.

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

A summary of the stock options activity for the nine month ended July 31, 2006, is represented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at beginning of period	400,000	$-
Granted	-	-
Granted	150,000	-
Expired	-	-
Balance at end of period	250,000	$-
Options exercisable at end of period	-0-	$-

 The following table summarizes information about performance options at July 31, 2006:

	Exercise Prices	Number Outstanding at July 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2006	Weighted Average Exercise Price
$	(*)	250,000	-	$-	-	$-

(*) Performance based options consisting of 125,000 shares to each of two individuals (aggregating 250,000 shares) that represented the sellers of Orthogen Corporation to the Company; subsequent to the acquisition one individual became an employee and the other a consultant.

Note I - Legal Matters

The Company from time-to-time is a party to various legal proceedings. In the opinion of management, none of the proceedings are expected to have a material impact on the Company’s financial position or results of operations.

Note J - Liquidity

During the quarter ended July 31, 2006, net income totaled a loss of $682,508, and the Company realized a reduction of cash flow from operations of $1,846,414; the Company had an accumulated deficit of $2,051,263, positive working capital of $3,178,663 and positive stockholders’ equity of $5,154,600.

As of July 31, 2006, the Company had $157,233 in cash, $283,010 available under its revolving line of credit, $2,846,641 in net accounts receivable, and $2,802,163 in current inventory. The Company had accounts payable, accrued expenses and other payables in the aggregate of $635,309, revolving loans payable of $2,466,990 and notes and loans payable - current and capital leases current of $157,590.

As of March 2, 2005, the Company realized an equity infusion net of closing fees totaling $3,447,000 from the issue and closing of a private placement (see Note-G Equity - for details).

In February 2005 the Company realized $4,500 from the exercise of options. Individuals exercised 30,000 options for the exchange of 30,000 common stock shares at a cost of $.10 and $.25 per share.

The Company incurred a net loss for the first nine months of 2006 as a direct result of sales and marketing increases, which are expected to generate added revenues in the near future.

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

Note K - Notes Payable

On July 28, 2006, CommerceBank N.A. in conjunction with EximBank extended the Company’s line of credit to July 28, 2007 (see Note C second paragraph for full details).

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

Note L - Subsequent Events

On September 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tumbler Holdings, Inc. (“Tumbler”), an affiliate of HealthpointCapital Partners II, L.P. (“HealthpointCapital”), and Tumbler Merger Corp., a wholly-owned subsidiary of Tumbler (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has agreed to commence a cash tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company at a purchase price of $2.15 per share (the “Offer Price”). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) and the Company will become an indirect wholly-owned subsidiary of HealthpointCapital. In the Merger, the remaining stockholders of the Company, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including Merger Sub’s ownership, following such acceptance, of at least a majority of all then-outstanding shares of the Company’s common stock, calculated on a fully-diluted basis.

The closing of the Merger is subject to customary closing conditions.

Upon completion of the acquisition, BioLok will become an indirect, wholly-owned subsidiary of HealthpointCapital and will continue to operate from its Deerfield Beach, Florida, headquarters.

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

Revenue Recognition.    Revenues are recognized at the time of shipment of the respective merchandise. Revenues in the accompanying financial statements are presented net of returns and allowances, sales discounts, advertising and promotions.

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

RESULTS OF OPERATION (Three Months ended July 31, 2006, compared to the Three Months ended July 31, 2005)

Volume  The net sales (revenues) for the quarter increased by 30.4% over the prior year comparable quarter. The domestic market increased by 27% and the international market increased by 32% over the comparable prior year quarter. The growth reflects improved market penetration.

Cost of Goods Sold  As a percent of sales, cost of goods sold totaled 31% which reflected no comparable change to the comparable prior year quarter.

Gross Profit  Gross profit for the period increased by 30% over the prior year comparable quarter. Gross margin percentages increased by 1 point to 69% for the comparable prior year quarter due to continued and increasing product promotional activities. Margins are expected to continue range from 67% to 72% over the next two years due to continued effort by management to develop the markets.

Selling Expenses  Selling expenses for the quarter increased by 135% over the prior year comparable quarter and are a direct result of an increased sales staff, cost increases due to sales growth, and continued market and marketing development. Marketing expense incurred reflect the largest increase of expenses for the quarter which management anticipates will improve market penetration in both the implant and bone regeneration markets in the short run.

General and Administrative Expenses   General and administrative expenses increased by 81% over the comparable quarter of 2005. The increase in expenses was due to staff additions to support the growth, royalty expenses incurred and added general costs incurred due to growth.

Research and Development Expenses     Research and development expenses increased 21% for the quarter over the comparable quarter in 2005. Increased costs incurred were for ongoing studies and research being completed, general staff cost increases and existing product development.

Operating Income  Results from operations decreased by $748,928 compared to the same quarter of 2005. The lower result achieved is directly due to management’s investment in market and sales development, and bringing new products to market.

Other Income/Expenses  No material other income was realized for the current quarter. Interest expense increased by 50% over the comparable prior year quarter as a result of higher borrowings outstanding on the revolving line of credit.

Net Income (Loss)   Net loss realized for the quarter totaled $682,508 compared to income of $86,047 for the same prior year quarter. The decrease was due to the continued sales growth and marketing development instituted.

RESULTS OF OPERATION (Nine Months ended July 31, 2006, compared to the Nine Months ended July 31, 2005)

Volume  Net sales (revenues) for the nine months ending July 31, 2005, increased by 30.6% over the comparable prior year period. The increase in sales is attributable to growth of both the domestic and international markets. The domestic market increased by 33% and the international market by 30% over the comparable nine month periods. The growth reflects improved market penetration in all areas, generated from an expanded product base and improved sales effort.

Cost of Goods Sold  Cost of goods sold for the nine months was 24% over the comparable prior year period. Expense increases incurred were for costs incurred in relation to sales activity and reflected no material change over the same period prior year.

Gross Profit  Gross profit for the nine month period increased by 33% over the comparable prior year period, and the related gross margin percentage increased from 68% to 69%. The increase is the result of increased sales activity generating improved manufacturing margins.

Selling Expenses  Selling expenses for the nine months increased by 132% over the comparable prior year period. The increase is attributable to higher sales staff expenses, increased travel expenses, and market and marketing development costs incurred. Overall, increases are expected in the future and are primarily attributed to continued sales staff additions, increased market presence and promotional activities instituted.

General and Administrative Expenses   General and administrative expenses increased by 30% over the comparable prior year nine months period. The increased expenses are attributed to continual operational support of market development, staff costs, system requirements, professional fees, bad debt expense allowance due to receivables outstanding growth, royalty expenses incurred due to higher sales realized, and stock expenses incurred for the payment of services to officers, employees and third parties.

Research and Development Expenses     Research and development expenses for the nine months increased by 12% over the comparable period prior year. The increased costs are attributable to higher costs incurred for staff, ongoing studies for marketing use and research on product development.

Operating Income  Results from operations for the nine months totaled a loss of $1,097,449 compared to a gain of $73,271 for the same period prior year. The lower results achieved are a direct result of increased costs incurred to obtain increased market share and stock issued for services.

Other Income/Expenses  Other income realized was negligible compared to the insurance proceeds realized on an involuntary conversion of equipment in 2005. Interest expense decreased by 7% over the comparable prior year period due to lower average debt outstanding in the first three quarters of 2005.

Net Income (Loss)   Net loss for the nine months totaled a loss of $1,218,232 compared to gain of $51,857 for the same prior year period. The reduced results are due to costs incurred in developing the Company’s marketing and sales effort to realize management’s objectives.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2001, the Company entered into an equipment loan of $300,000 with CommerceBank NA at an interest rate of 7.5% for a term of five years. The loan was collateralized with existing equipment and repayable over the initial 12 months at interest only and equal payments over the remaining 48 months.

On July 28, 2006, the Company entered into an extension to July 28, 2007, of its current CommerceBank N.A. and EximBank US insurance guarantee for international inventory and receivables totaling $2,500,000. The Company also entered into a separate domestic receivables credit line with CommerceBank N.A. totaling $250,000 and is still amortizing an existing term debt agreement entered into in 2001. The Company pledged essentially all of its assets as collateral to secure the loan arrangement and the international revolving loan is in turn 90% guaranteed by EximBank. The interest rate is at the prime rate in effect plus 1.0%, with the domestic revolving loan remaining at 2.0%. To provide added security for the above revolving loan, the Company also has obtained EximBank credit guarantees on select international receivables at a cost of $.80, per $100 as invoices are issued and reported.

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

The Company’s current ratio decreased to 1.98 on July 31, 2006, down from 4.16 on July 31, 2005, the decrease is attributed to the continued growth in receivables and inventory, and increased borrowing to support the growth. For the nine months ended July 31, 2006, the Company’s revolving loan payable increased by $1,874,990 and the Company had $283,010 of credit line available.

In an effort to increase sales related to the Company’s business, the Company has actively been developing its sales force. To date, a Vice President Domestic Sales and Vice President Marketing have been hired, and sales staff positions are in the process of being filled continually.

Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. Future financing in the form of equity transactions may result in dilution of equity. Any additional debt financing may contain additional covenants.

OUTLOOK

Operations for the first nine months of 2006 resulted in a net loss of $1,218,232, which was due to costs incurred for the continued growth of both domestic and international markets, market and marketing development and stock issued. Management expects to operate at a loss over the next 18 months due to continued market development and expansion of the sales staff both domestic and international.

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

RISK FACTORS

Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, and without limitation:

-	decline in sales due to slowing economic growth, geo-political events or other factors;
-	lower-than-anticipated market acceptance of new products;
-	increased safety, testing and evaluation of US FDA and ISO requirements;
-	changes in interest rates;
-	higher prices for or reduced availability of energy and raw materials;
-	inability to access debt or security markets at reasonable rates or sufficient amounts;
-	inability to consummate the Merger;
-	personnel and business risks associated with any potential uncertainty regarding the Merger;
-	higher-than-expected credit losses;
-	increased price competition for implants and prosthetic parts;

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

Item 1A.         Risk Factors

As a result of the proposed acquisition of the Company by an affiliate of HealthpointCapital, the following additional risk factors are material updates to the section entitled “Risks and Uncertainties” contained in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2005:

The completion of the proposed Merger is subject to customary closing conditions.

The completion of the Merger is conditioned upon obtaining stockholder approval, absence of material adverse change with respect to the business of the Company, the continued accuracy of the representations and warranties of the Company in the Merger Agreement and other customary conditions. Failure of any of these conditions could delay and may possibly prevent the completion of the Merger.

If the proposed Merger is not completed, the Company will have incurred substantial costs that may adversely affect the Company’s financial results and operations.

The Company has incurred and will continue to incur substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys and accountants. In addition, the Company has diverted significant management resources in an effort to complete the Merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

If the Merger is not completed, the Company may experience negative reactions from the financial markets, collaborative partners, customers and employees. Each of these factors may adversely affect the Company’s financial results and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the last Annual Stockholders Meeting held on June 3, 2005, the following items where approved by the solicitation of proxies and stockholders present at the meeting:

1.	Election of the following individuals as Directors:

- elected for two years	Bruce L. Hollander Ingo K. Kozak Neil H. Smith
- elected for one year	Daniel C. Lubin Cary A. Shapoff (resigned 12/05) Harold Weisman, Esq.

2.	Election of the continued engagement of the CPA Firm of Daszkal Bolton LLP as the Company’s independent auditors for fiscal year 2005 and quarters of 2006.

Election results for both matters listed above where approved by a majority of stockholders present or voted by proxy. Of the proxies mailed 65% were returned, 34% not returned and voted by the Company’s Secretary, and 1% were returned due to non-deliverability. A total of 15,289,609 shares were outstanding as of the record date of the close of business on April 12, 2005.

Item 5.    Other Information

Proposed Merger

On September 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tumbler Holdings, Inc. (“Tumbler”), an affiliate of HealthpointCapital Partners II, L.P. (“HealthpointCapital”), and Tumbler Merger Corp., a wholly-owned subsidiary of Tumbler (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has agreed to commence a cash tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company at a purchase price of $2.15 per share (the “Offer Price”). As soon as practicable after the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) and the Company will become an indirect wholly-owned subsidiary of HealthpointCapital. In the Merger, the remaining stockholders of the Company, other than such stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the Offer Price.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to a number of conditions described in the Merger Agreement, including Merger Sub’s ownership, following such acceptance, of at least a majority of all then-outstanding shares of the Company’s common stock, calculated on a fully-diluted basis.

The closing of the Merger is subject to customary closing conditions.

In addition, the Company has agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) not to engage in certain transactions during such period and (iii) to cause a special stockholder meeting to be held to consider approval of the Merger and the other transactions contemplated by the Merger Agreement.

The Merger Agreement prohibits the Company from soliciting or entertaining alternative business acquisition proposals, subject to certain exceptions for proposals that are determined in good faith to constitute or to be reasonably likely to constitute a superior proposal. The Merger Agreement also contains certain termination rights for both the Company and Tumbler.  Either party may terminate the Merger Agreement if the Merger is not consummated on or before October 31, 2006, if the Merger is not approved by the Company’s stockholders or upon other customary events.  Tumbler may terminate the Merger Agreement if the Company’s Board of Directors changes or does not reaffirm its recommendation of the Merger.  Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Tumbler a termination fee of $1,155,000, plus Tumbler’s expenses up to $250,000.

Stockholders Support Agreement

In connection with the Merger Agreement, and in order to induce Tumbler and Merger Sub to enter into the Merger Agreement, officers and directors Bruce L. Hollander and Ingo K. Kozak; officer Patricio Nilo; and directors Daniel C. Lubin, Harold Alexander, Neil H. Smith, and Harold Wiesman, in their respective capacities as stockholders of the Company (or, in the case of Mr. Lubin, in his capacity as the managing partner of a stockholder (Radius Ventures, LLC)), concurrently with the execution and delivery of the Merger Agreement, entered into Stockholders Support Agreements, each effective as of September 7, 2006 (the “Stockholders Support Agreements”), with Merger Sub, pursuant to which the stockholders agreed, among other things, to tender the shares held by them in the Offer and to give Merger Sub their proxy to vote such shares in favor of adoption of the Merger Agreement, all upon the terms and subject to the conditions set forth in such Stockholders Support Agreements.

Item 6.    Exhibits

2.1	Agreement and Plan of Merger, dated September 7, 2006, by and among Tumbler Holdings, Inc., Tumbler Merger Corp. and BioLok International Inc.*

4.1	Form of Stockholders Support Agreement by and between BioLok International Inc. and certain stockholders of BioLok International Inc. and each director.*

21	Subsidiaries of Registrant included in the Consolidated Financial Statements of the Issuer are:

	Name of entity	State or Cntry
	Orthogen Corporation	New Jersey
	Micro-Lok Mexico S.A.CE C.V.	Mexico DF
	Bio-Lok Chile S.A.	Chile
	Bio-Lok Int’l. Pty. Inc.	Australia

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)or 15d - 15(e) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d - 15(e) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to Form 8-K filed on September 8, 2006.
___________

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLOK INTERNATIONAL INC.
(Registrant)

September 15, 2006 Date	By /s/ Bruce L. Hollander Bruce L. Hollander, President and Chief Executive Officer

September 15, 2006 Date	By /s/ Ingo K. Kozak Ingo K Kozak, Vice President Finance and Administration and Chief Financial Officer